Form 10-Q
period 2021-06-30
CS Disco, Inc.
filed 2021-09-03
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40624
CS Disco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	7372	46-4254444
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification No.)
	3700 N. Capital of Texas Hwy. Suite 150 Austin, Texas 78746
	(Address of Principal Executive Offices) (Zip Code)
(833) 653-4726
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	LAW	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 30, 2021, the registrant had 57,431,412 shares of common stock, $0.005 par value per share, outstanding.

		Page
Part I - Financial Information		3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Deficit for the Three and Six Months Ended June 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

Part II - Other Information
Item 1.	Legal Proceedings	37
Item1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
Signatures		72

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our solution;
•our ability to effectively manage our growth;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts and our ability to promote our brand;
•our growth strategies for our solution;
•the estimated addressable market opportunity for our solution;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•the effects of COVID-19 or other public health crises on our business and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2021	December 30, 2020
Assets
Current assets:
Cash and cash equivalents	$47,026	$58,569
Accounts receivable, net	21,195	12,912
Other current assets	4,329	1,364
Total current assets	72,550	72,845
Property and equipment, net	4,494	3,873
Operating lease right-of-use assets	1,364	1,850
Other assets	501	539
Total assets	$78,909	$79,107
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$6,144	$3,588
Accrued expenses	2,800	641
Accrued salary and benefits	4,858	5,240
Deferred revenue	1,489	1,642
Operating leases	1,045	1,018
Finance lease	116	112
Total current liabilities	16,452	12,241
Operating lease, non-current	361	890
Finance lease, non-current	40	99
Total liabilities	16,853	13,230
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock $0.005 par value, issuable in Series A-F 178,967 shares authorized as of June 30, 2021 and December 31, 2020; 35,793 shares issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $161,134 as of June 30, 2021 and December 31, 2020	160,851	160,800
Stockholders’ deficit
Common stock $0.005 par value, 277,406 shares authorized as of June 30, 2021 and December 31, 2020; 14,045 and 13,533 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	71	68
Additional paid-in capital	10,265	8,129
Accumulated deficit	(109,131)	(103,120)
Total stockholders’ deficit	(98,795)	(94,923)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$78,909	$79,107

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$29,547	$15,727	$50,678	$31,395
Cost of revenue	8,695	4,509	14,483	9,580
Gross profit	20,852	11,218	36,195	21,815
Operating expenses:
Research and development	7,861	6,215	14,123	14,418
Sales and marketing	10,832	7,170	18,708	16,492
General and administrative	5,128	3,143	9,182	7,403
Total operating expenses	23,821	16,528	42,013	38,313
Loss from operations	(2,969)	(5,310)	(5,818)	(16,498)
Other income (expense)
Interest and other income	21	15	34	79
Interest and other expense	(92)	(161)	(148)	(249)
Loss from operations before income taxes	(3,040)	(5,456)	(5,932)	(16,668)
Income tax provision	(43)	(20)	(79)	(45)
Net loss	$(3,083)	$(5,476)	$(6,011)	$(16,713)
Less accretion of redeemable convertible preferred stock	(25)	(22)	(51)	(45)
Net loss attributable to common stockholders	$(3,108)	$(5,498)	$(6,062)	$(16,758)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.42)	$(0.45)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,636	13,121	13,513	13,110

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	26	—	—	(26)	—	(26)
Exercise of stock options	—	—	56	—	222	—	222
Repurchase of common stock related to net share settlement	—	—	(4)	—	(50)	—	(50)
Stock compensation expense	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	(2,928)	(2,928)
Balance at March 31, 2021	35,793	$160,826	13,585	$68	$8,765	$(106,048)	$(97,215)
Accretion to redemption value	—	25	—	—	(25)	—	(25)
Exercise of stock options	—	—	262	2	611	—	613
Issuance of RSAs	—	—	201	1	(1)	—	—
Repurchase of common stock related to net share settlement	—	—	(3)	—	(57)	—	(57)
Stock compensation expense	—	—	—	—	972	—	972
Net loss	—	—	—	—	—	(3,083)	(3,083)
Balance at June 30, 2021	35,793	$160,851	14,045	$71	$10,265	$(109,131)	$(98,795)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	31,755	$100,774	13,332	$67	$5,827	$(80,247)	$(74,353)
Accretion to redemption value	—	23	—	—	(23)	—	(23)
Exercise of stock options	—	—	9	—	8	—	8
Repurchase of common stock related to net share settlement	—	—	(4)	—	(31)	—	(31)
Stock compensation expense	—	—	—	—	489	—	489
Net loss	—	—	—	—	—	(11,236)	(11,236)
Balance at March 31, 2020	31,755	$100,797	13,337	$67	$6,270	$(91,483)	$(85,146)
Accretion to redemption value	—	22	—	—	(22)	—	(22)
Exercise of stock options	—	—	4	—	9	—	9
Repurchase of common stock related to net share settlement	—	—	(3)	—	(27)	—	(27)
Stock compensation expense	—	—	—	—	504	—	504
Net loss	—	—	—	—	—	(5,476)	(5,476)
Balance at June 30, 2020	31,755	$100,819	13,338	$67	$6,734	$(96,959)	$(90,158)

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(6,011)	$(16,713)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	830	799
Stock-based compensation	1,454	992
Charge to allowance for credit losses	251	250
Non-cash operating lease costs	487	719
Non-cash interest	41	18
Changes in operating assets and liabilities:
Accounts receivable	(8,534)	(1,521)
Other current assets	(819)	342
Other long-term assets	—	(5)
Accounts payable	1,513	893
Accrued expenses and other	1,268	(49)
Deferred revenue	(153)	(79)
Operating lease liabilities	(502)	(760)
Net cash used in operating activities	(10,175)	(15,114)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(1,447)	(994)
Net cash used in investing activities	(1,447)	(994)
Cash flow from financing activities:
Proceeds from debt	—	23,302
Repayment of debt	—	(6,302)
Payments for public offering costs	(594)	—
Proceeds from exercise of stock options	835	16
Repurchase of common stock related to net share settlement	(107)	(58)
Principal payments on finance lease obligations	(55)	(52)
Net cash provided by financing activities	79	16,906
Net increase (decrease) in cash:	(11,543)	798
Cash & cash equivalents at beginning of period	58,569	23,224
Cash & cash equivalents at end of period	$47,026	$24,022
Supplemental disclosure:
Cash paid for interest	$39	$148
Cash paid for taxes	57	34
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$51	$45
Costs related to initial public offering included in accounts payable and accrued liabilities	1,550	—

CS DISCO, INC.

Notes to the Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
CS Disco, Inc. (the “Company” or “DISCO”), and wholly owned subsidiary CS Disco Ltd., has built a cloud-native, AI-powered software platform that enterprises, law firms, legal services providers, and governments use for ediscovery, legal document review, and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company incorporated as a Delaware corporation on December 2, 2013, and registered CS Disco, Ltd. in the United Kingdom on October 24, 2018. The Company’s headquarters are located in Austin, Texas.
2. Summary of Significant Accounting Policies
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period under the JOBS Act until the earlier of the date it (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of operations and comprehensive loss, of cash flows, and of changes in redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2021 and 2020, and the related notes to such interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 contained in the Company’s final prospectus for its initial public offering (“IPO”) filed with the SEC on July 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, and the impact to revenue recognition and cost of revenue. In addition, in March 2020 the Company executed a reduction in workforce in response to the COVID-19 pandemic. This reduction in force resulted in a total impact of $0.7 million of charges related to severance. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. The Company will continue to actively monitor the impact that COVID-19 has on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, and suppliers. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables, and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, income taxes and deferred tax asset valuation, and valuation of the Company’s stock and stock options. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the three and six months ended June 30, 2021 and 2020 were not allocated to these participating securities.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock awards, stock warrants and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which include the Company’s money market account, are measured at fair value on a recurring basis.
Accounts Receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. The Company determines its trade accounts receivable allowances in line with (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), based upon the assessment of various factors, such as: historical experience, credit quality of its customers, geographic related risks, economic conditions, and other factors that may affect a customer’s ability to pay. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company does not have any off-balance sheet credit exposure related to its customers.

Activity related to the Company’s allowance for credit losses was as follows (in thousands):

Beginning balance at December 31, 2020	$1,245
Additions to the allowance	505
Write-offs/adjustments	(10)
Recoveries	(117)
Balance at March 31, 2021	$1,623
Additions to the allowance	499
Write-offs/adjustments	(435)
Recoveries	(236)
Balance at June 30, 2021	$1,451
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits or be held in foreign jurisdictions. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.
Fair Value of Financial Instruments
The Company groups its assets and liabilities measured at fair value in a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, with valuations obtained from readily available pricing sources for market transactions involving identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The level of the fair value hierarchy in which the fair value measurement falls is determined by the lowest level input that is significant to the fair value measurement.
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at June 30, 2021 and December 31, 2020.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2021 and the year ended December 31, 2020.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation on leasehold improvements is recorded using the shorter of the lease term or useful life. The estimated useful life of each asset category is as follows:

Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or 5 years
Computer equipment	2 years
The Company periodically reviews the estimated useful lives of property and equipment and any changes to the estimated useful lives are recorded prospectively from the date of the change.
When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statements of operations and comprehensive loss in the period of disposal.
Capitalized Internal-Use Software Development Costs
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized costs are included in property and equipment on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue.
Debt Issuance Costs
The Company records underwriting, legal, and other direct costs incurred related to the issuance of revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs was nominal for the six months ended June 30, 2021 and 2020. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense.
Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying consolidated balance sheets.
Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company includes any anticipated lease incentives in the determination of lease liability.
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when determining its incremental borrowing rates.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the six months ended June 30, 2021 and the year ended December 31, 2020.
Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
Revenue Recognition
Refer to Note 3, “Revenue” in the Notes to Consolidated Financial Statements for our Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. Advertising expenses were $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our solutions. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of our solutions. Personnel costs include salaries, benefits, bonuses, stock-based compensation, and allocated overhead costs.
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses, and allocated overhead costs. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing our solution, and software services dedicated for use by our research and development organization.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation, and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations, and outside services contracted for sales and marketing purposes.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, stock-based compensation, and allocated overhead costs. General and administrative expenses also include external legal, accounting, professional services fees, software services dedicated for use by our general and administrative functions, insurance, allowance for credit losses, and other corporate expenses.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options and restricted stock awards granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Stock-based compensation is recognized on a straight-line basis over the requisite service period. The fair value of the restricted stock units is determined using the fair value of the Company’s common stock on the date of grant and is recognized as expense following straight-line attribution method over the requisite service period. Forfeitures are accounted for in the period in which they occur.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established when necessary, to reduce deferred tax assets to the amounts expected to be realized. All deferred tax assets and liabilities are classified as non-current within the accompanying consolidated balance sheets.
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying consolidated statements of operations and comprehensive loss.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions outside of income tax expense within general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2021 and December 31, 2020.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred issuance costs would be charged to operating expenses in the statement of operations and comprehensive loss. Deferred offering costs were $2.1 million as of June 30, 2021 and are classified within other current assets on the balance sheet.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
3. Revenue Recognition
Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to over the term of the agreement, when control of the Company’s solutions are transferred to customers.
The Company recognizes revenue through the following five-step framework in accordance with ASC Topic 606, Revenue from Contracts with Customers:
(1)    Identification of the contract, or contracts with the customer;
(2)    Identification of performance obligations in the contract;
(3)    Determination of the transaction price;
(4)    Allocation of the transaction price to the performance obligations in the contract;
(5)    Recognition of revenue when, or as, the Company satisfies a performance obligation.
A performance obligation is a promise in a contract to transfer a distinct solution to the customer. The Company identifies performance obligations in its contracts with customers, which primarily include usage-based and subscription solutions. Usage-based solutions include fees based on usage of the Company’s platform or professional services, incurred on a time and materials basis, while subscription solutions represent the purchase of a committed data volume on the Company’s platform over a period of time. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. For contracts that include multiple performance obligations, the transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized over time as performance obligations are satisfied. Variable consideration is evaluated on a contract-by-contract basis, and a constraint is applied using the facts and circumstances of the contract when applicable. On a limited basis, the Company enters into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. The Company does not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized have been immaterial to date.
The Company’s software contracts do not allow the customer to take possession of the software supporting the cloud-based solution. Customers are not entitled to any refunds. The Company generally invoices its customers monthly, quarterly, or annually in advance and recognizes revenue ratably over the life of the contract.
The Company’s arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
Nature of Solutions
The Company’s revenue-generating activities directly relate to the sale and support of its legal solution within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription solutions. Usage-based revenue is generated from solutions that are billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis.
In the three months ended June 30, 2021 and 2020, usage-based revenue represented 89% and 86% of total revenue, respectively. In the six months ended June 30, 2021 and 2020, usage-based revenue represented 88% and 87% of our total revenue, respectively. In the three months ended June 30, 2021 and 2020, subscription revenue fees represented 11% and 14% of the total revenue, respectively. In the six months ended June 30, 2021 and 2020, subscription revenue fees represented 12% and 13% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue is recorded when a non-cancellable contractual right to bill exists or when cash payments are received in advance of future usage on non-cancelable contracts. Of the $1.6 million and $1.4 million of deferred revenue balance as of December 31, 2020 and 2019 respectively, the Company recognized $1.4 million and $1.1 million as revenue during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020 the Company recorded $1.5 million and $1.6 million of current deferred revenue. The Company has no non-current deferred revenue as of June 30, 2021 and December 31, 2020.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $5.1 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively, and were included within accounts receivable on the consolidated balance sheets.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO exclude performance obligations from certain time and materials contracts that are billed in arrears. RPO are not necessarily indicative of future product revenue growth because they do not account for consumption in excess of contracted capacity.
As of June 30, 2021, the Company expects to recognize approximately $15.9 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $8.6 million as of June 30, 2021 from remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and six months ended June 30, 2021 and 2020, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment	$2,796	$2,261
Capitalized internal-use software	4,162	3,259
Leasehold improvements	111	111
Furniture	648	648
Total property and equipment	7,717	6,279
Less: accumulated depreciation and amortization	(3,223)	(2,406)
Property and equipment, net	$4,494	$3,873
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.
5. Leases
As of June 30, 2021, the Company had one leased property used as office facilities with a remaining lease term of 1.3 years, and one leased property that was classified as a “short-term” lease. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet. For the office facilities, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The liability and asset are then amortized as payments are made. Adoption of Topic 842 resulted in the recording of a right-of-use asset and lease liability of approximately $3.2 million and $3.3 million, respectively, as of January 1, 2020.
Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2021
	Operating leases	Finance leases
2021	$547	$61
2022	911	101
Thereafter	—	—
	$1,458	$162
6. Operating Segment and Geographic Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$25,934	$15,376	$46,209	$30,727
All other countries	3,613	351	4,469	668
Total revenue	$29,547	$15,727	$50,678	$31,395
Long-lived assets outside of the United States are not significant.
7. Debt and Related Warrants
In July 2015, the Company entered into a revolving debt facility (“Loan and Security Agreement”). The Loan and Security Agreement was subsequently amended and restated, the First Amended and Restated Loan and Security Agreement, in November 2018 to increase the available borrowings to $18.0 million and extend the maturity date to April 2021.
In December 2020, the Company entered into the Second Amended and Restated Loan and Security Agreement, which provided a $40.0 million revolving credit facility with a maturity date of November 30, 2023. The Company’s obligations under the agreement contain certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. The agreement also contains a liquidity covenant equal to the greater of (i) $5.0 million or (ii) total 6-month adjusted EBITDA burn when the sum of the outstanding principal amounts are equal or in excess of $18.0 million. The revolving credit facility bears interest on outstanding borrowings as the sum of the Daily Adjusting LIBOR Rate for such day plus 2.50% plus an applicable margin of 0.25% per annum. The Company did not have an outstanding balance under the Loan and Security Agreement as of June 30, 2021.
Additionally, the revolving debt facility includes an unused facility fee equal to 0.25% per annum of the difference between the total revolving credit facility and the average outstanding principal balance of the obligations under the revolving credit facility during each quarter.
In connection with its amended and restated loan and security agreements, at various times, the Company granted warrants to purchase 49,869 shares of the Company’s common stock at exercise prices ranging from $0.525 per share to $10.80 per share. The warrants are exercisable for 10 years. At the time of issuance, the Company determined the estimated fair value of the warrants. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid in capital. All warrants remain outstanding at June 30, 2021.
Substantially all the Company’s assets are pledged as collateral for these loans. The Company is required to meet certain nonfinancial covenants.
In March 2020, the Company borrowed $17.0 million on its revolving debt facility. The Company repaid the $17.0 million outstanding balance on the revolving debt facility in October 2020. Additionally, the Company applied for and received a loan under the Paycheck Protection Program in April 2020 totaling $6.3 million. The Company subsequently repaid the outstanding balance of $6.3 million in April 2020.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs are being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method.
8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under a non-cancellable operating lease with a remaining term of 1.3 years as well as furniture under a non-cancellable finance lease. See Note 5, “Leases,” to these consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
During the six months ended June 30, 2021 there were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Litigation
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.
9. Redeemable Convertible Preferred Stock
The balances of redeemable convertible preferred stock are as follows (in thousands, except for shares):

	As of June 30, 2021
	Shares Authorized	Shares Outstanding	Liquidation Amount	Carrying Value
Series A redeemable convertible preferred stock	20,000,000	4,000,000	$2,000	$1,988
Series B redeemable convertible preferred stock	31,666,660	6,333,332	10,450	10,424
Series C redeemable convertible preferred stock	48,914,230	9,782,845	18,575	18,547
Series D redeemable convertible preferred stock	33,281,620	6,656,323	20,109	20,069
Series E redeemable convertible preferred stock	24,911,563	4,982,311	50,000	49,879
Series F redeemable convertible preferred stock	20,193,371	4,038,672	60,000	59,944
A general summary of the rights with respect to the Series A-F redeemable convertible preferred stock is provided below.
Dividends
The holders of the outstanding shares of the preferred stock shall be entitled to receive dividends from time to time out of any assets legally available for payment of dividends, when, as, and if declared by the Board of Directors, on a pro rata, pari passu basis. Dividends on preferred stock are in preference to and prior to any payment of any dividend on common stock. No dividends have been declared by the Board of Directors.

Liquidation Preference
The preferred stock has liquidation preferences that entitle these stockholders to receive, prior and in preference to both holders of the Company’s Common Stock or any other capital stock of the Company, an amount equal to (i) in the case of Series A Preferred Stock, $0.50 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share, (ii) in the case of Series B Preferred Stock, $1.65 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share, (iii) in the case of Series C Preferred Stock, $1.8985 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share, (iv) in the case of Series D Preferred Stock, $3.0210 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share, (v) in the case of Series E Preferred Stock, $10.0355 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share, and (vi) in the case of Series F Preferred Stock, $14.8565 per share plus an additional amount equal to all dividends accrued or declared but unpaid on each such share. If upon liquidation, the assets and funds distributed are insufficient to permit the payment to each holder of Preferred Stock the full preferential amount, the entire assets and funds legally available for distribution shall be distributed ratably among the holders of the preferred stock based upon the aggregate liquidation preferences of the shares of the preferred stock held by each such holder.
Conversion
Each share of each series of Preferred Stock is convertible, at the option of the holder, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the applicable original issue price by the applicable conversion price for such series of Preferred Stock. The initial conversion price for each share of Preferred Stock shall be its original issue price. The conversion price will be subject to adjustment as provided in the anti-dilution protection, meaning that if equity securities are subsequently issued at a price per share less than the conversion price then in effect, the conversion price of each series of Preferred Stock will be adjusted using a broad based, weighted average adjustment formula. All outstanding shares of Preferred Stock shall automatically convert into fully paid and non-assessable shares of Common Stock on the earlier of (a) the closing of a qualified public offering, (b) the conversion of a majority of the shares of preferred stock, or (c) the date and time, or the occurrence of an event, specified by the vote or written consent of the holders of a majority of the then outstanding shares of the preferred stock, voting together as a single class on an as-converted basis.
Voting
Holders of the preferred stock have the right to one vote for each whole share of Common Stock into which such holder’s share of preferred stock could then be converted. The holders of Common Stock shall have one vote for each share held on all matters except for a vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled to vote pursuant to the Certificate of Incorporation.
Redemption
At any time on or after September 28, 2025, the holders of a majority of the then outstanding shares of Preferred Stock may require the Company to redeem the preferred stock in three equal annual installments at a price equal to the greater of (i) the liquidation preference or (ii) the fair market value of a single share of such series of Preferred Stock as of the date of the redemption request. On each Redemption Date the Company shall redeem, on a pro rata basis, the aggregate number of shares of Preferred stock outstanding immediately prior to the Redemption Date divided by the number of remaining Redemption Dates (including the Redemption Date to which such calculation applies).
10. Stock-Based Compensation
Stock Options
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, performance awards, annual incentive awards or any combination of the foregoing to employees, officers, directors, and consultants of the Company. The Board of Directors governs the maximum number of shares of common stock that may be issued over the term of the Incentive Plan at the time of grant. Options under the plan are granted at the estimated fair value of the shares on the date of grant. The maximum term of options granted under the plan is ten years from the date of grant. Options normally vest according to a four-year vesting schedule, with 25% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter. As of June 30, 2021, 6.0 million shares of common stock were allocated for issuance under the plan, of which 0.7 million shares remained available for future issuance.
The following table summarizes the stock option activity under the Incentive Plan (in thousands except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2020	3,305	$3.86	7.21	22,952
Granted	537	18.70
Exercised	(419)	2.00
Forfeited and cancelled	(155)	4.73
Options outstanding as of June 30, 2021	3,268	$6.49	7.22	83,369
Options vested and exercisable at June 30, 2021	1,969	$2.99	6.22	57,141
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $8.1 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively. The Company recognized total stock-based compensation cost related to equity incentive awards of $1.5 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $7.5 million, which is expected to be recognized over a weighted-average period of 2.66 years.
Restricted Stock Awards
The fair value of restricted stock awards (“RSAs”) are determined using the fair value of the Company’s common stock on the date of grant. During the six months ended June 30, 2021, the Company granted 0.2 million RSAs. No RSAs were granted for the six months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, 26,336 and 25,000 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
The weighted average estimated fair value of RSAs granted for the six months ended June 30, 2021 was $18.70 per share. As of June 30, 2021, the Company had $4.3 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 3.07 years.
Valuation Assumptions
The Company grants stock options with an exercise price equal to the stock’s fair value at the date of grant. The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards. Stock option awards generally have 10-year terms and vest and become exercisable at a rate of 25% on the first anniversary of the vesting commencement date and 1/48th each month thereafter.
The Black-Scholes assumptions used to value the employee options during the six months ended June 30, 2021 are as follows:

Stock options:
Risk-free interest rate	0.8%
Weighted-average expected term of the options	6.25 years
Expected dividend rate	— %
Expected volatility	53.8%
Fair value of common stock	$18.70

These assumptions and estimates were determined as follows:
•Fair Value of Common Stock.    The Company’s board of directors determined the fair value of its common stock using various valuation methodologies, including external valuation analyses.
•Risk-Free Interest Rate.    The risk-free interest rate for the expected term of the options was based on the U.S. Treasury yield curve in effect at the time of the grant.
•Weighted-Average Expected Term.    The expected term was estimated using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises.
•Expected Dividend Yield.    The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. As a result, an expected dividend yield of zero was used.
•Expected Volatility.    As there was no public market for the Company’s common stock, the Company has limited information on the volatility of its common stock. Accordingly, the expected volatility for the Company was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in the Company’s industry which are either similar in size, stage of life cycle, or financial leverage, over a period equivalent to the expected term of the awards.
11. Income Taxes
The Company’s income tax expense was nominal for the three and six months ended June 30, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences was maintained. The Company’s effective tax rate was (1.41)% and (0.37)% of the loss before income taxes for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was (1.33)% and (0.27)% of the loss before income taxes for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes, and changes in the valuation allowance.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act did not have a material impact on the Company’s second-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company assessed the future implications of these provisions within the CARES Act on these condensed consolidated financial statements and the impact is immaterial.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company did not make any employer contributions to the plan during the quarters ended June 30, 2021 and 2020.
The Company has a deferred compensation plan for employees located in the United Kingdom that qualifies under the Pensions Act 2008, in which the Company contributes 3% of eligible U.K. employees’ salaries. As of June 30, 2021 and December 31, 2020, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,083)	$(5,476)	$(6,011)	$(16,713)
Less accretion of redeemable convertible preferred stock	(25)	(22)	(51)	(45)
Loss applicable to common stockholders basic and diluted	(3,108)	(5,498)	$(6,062)	$(16,758)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	13,636	13,121	13,513	13,110
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.23)	$(0.42)	$(0.45)	$(1.28)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2021	2020
Convertible preferred stock	35,793	31,755
Stock options	3,305	3,609
Unvested restricted stock awards	288	138
Common stock warrants	50	42
Total	39,436	35,544
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.
15. Subsequent Events
Subsequent events have been evaluated through September 3, 2021, which represents the date the financial statements were available to be issued.

In July 2021, the Board of Directors and the stockholders of the Company approved a five-for-one reverse stock split of the Company’s outstanding common stock and preferred stock. The stock split was effective as of July 9, 2021. All common stock, preferred stock, and per share information has been retroactively adjusted to give effect to this stock split and the adjusted conversion ratios for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately decreased and the respective par value, and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.

On July 21, 2021, the Company completed the IPO of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 7,500,000 shares of common stock, including 500,000 shares issued pursuant to the underwriters’ option to purchase additional shares at a public offering price of $32.00 per share. The IPO resulted in net proceeds of approximately $223.2 million, after deducting underwriting discounts and commissions of $16.8 million. An existing stockholder sold an additional 200,000 shares of common stock pursuant the underwriters’ option to purchase additional shares of common stock at $32.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the IPO. Offering expenses incurred by the Company for the IPO were approximately $3.6 million and will be recorded against stockholders’ equity. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 35,793,483 shares of common stock.securities.

In July 2021, the Board of Directors adopted, and stockholders approved, the 2021 Equity Incentive Plan (2021 Plan), which became effective on the date of the underwriting agreement related to the IPO. As a result of the 2021 Plan, the option pool increased by 4.7 million shares. No grants have been made under the 2021 Equity Incentive Plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus, or the Prospectus, for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or SEC, on July 22, 2021 pursuant to Rule 424(b)(4), under the Securities Act of 1933, as amended, or the Securities Act. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
DISCO provides a cloud-native, artificial intelligence-powered legal solution that simplifies ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated solution enables legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our solution and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our solution. We provide legal departments with the ability to centralize legal data into a single solution, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of ediscovery, legal document review and case management, we empower legal departments to focus on delivering better legal outcomes.
We generate substantially all of our revenue from our customers’ usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 12% of our revenue for the three and six months ended June 30, 2021, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our solution, our customers often increase usage of our solution to cover additional legal matters and adopt more of our offerings. As our customers use our solution over time, the amount of enterprise data in our solution increases, enhancing the strategic value and stickiness of our solution within an organization.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our solution is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases.
Our go-to-market strategy is focused on acquiring new customers and driving continued use and increased usage of our solution for existing customers. We primarily sell through a direct sales force, which is organized based on the stages of our sales motion. Our sales organization is segmented into sales development representatives, field sales, inside sales, solution architects and our customer success team. In addition, our solution is designed such that customers can grant access to third parties, including law firms and other legal service providers, to use our applications on the customers’ behalf. This access facilitates widespread adoption of our solution, as these law firms and other legal service providers often become customers on their own or recommend our solution to other legal industry participants after realizing the benefits of working on our solution. Likewise, if a law firm is our customer, the law firm may add users from its clients’ legal departments to our solution in order to collaborate with them. These users may then become champions and encourage the companies they work for to become customers.

We have experienced rapid growth in recent periods. Since inception and through the filing date of this quarterly report, we have raised $401.1 million of capital, of which $240.0 million was obtained through the proceeds of our initial public offering (subsequent to June 30, 2021 and not reflected in the financial statements) and $161.1 million through the sale of redeemable convertible preferred stock. We had $47.0 million of cash and cash equivalents as of June 30, 2021. We generated revenue of $29.5 million and $15.7 million in the three months ended June 30, 2021 and 2020, respectively, representing a period-over-period growth of 88%. We generated revenue of $50.7 million and $31.4 million in the six months ended June 30, 2021 and 2020, respectively, representing a period-over-period growth of 61%. Our net loss was $3.1 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, and $6.0 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively. We generated Adjusted EBITDA of $(1.6) million, and $(4.4) million for the three months ended June 30, 2021 and 2020, respectively, and $(3.5) million, and $(14.7) million for the six months ended June 30, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic or COVID-19 variants will directly or indirectly impact our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate instituted shelter-in-place orders in March and April 2020 to mitigate the outbreak of COVID-19, forcing court closures and causing general delays in litigation proceedings, as well as leading to delays in the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020, during which we generated $15.7 million in each quarter. In addition, we executed a reduction in our workforce in March 2020 in response to the COVID-19 pandemic. This reduction in workforce resulted in a total impact of $0.7 million of charges related to severance. As shelter-in-place orders expired and businesses and court systems adjusted their operations to accommodate remote work policies, usage in our solution increased and our revenue in the third quarter of 2020 returned to pre-pandemic levels of growth.
We have also experienced, and may continue to experience, a modest positive impact on other aspects of our business, including slower growth in certain operating expenses due to reduced business travel, deferred hiring for some positions and the virtualization or cancellation of customer and employee events. While a reduction in operating expenses may have an immediate positive impact on our results of operations, we do not yet have visibility into the full impact this will have on our business.
We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19 or COVID-19 variants, they may decrease or delay their legal spending or request pricing discounts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. In addition, in response to the spread of COVID-19, we have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
The global impact of COVID-19 and COVID-19 variants continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic or COVID-19 variants continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. For additional details, see the section titled “Risk Factors”
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and establish and maintain profitability.

Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces applications and features that lawyers love. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work. Our future success is dependent on our ability to successfully develop, market and sell existing and new applications of our solution to both new and existing customers.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt integrated, easy-to-use solutions like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our solution and expand, retain and motivate our sales and marketing personnel.
Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our existing offerings to existing customers, and, in the future, introducing additional offerings to sell to existing customers. Our long-term offerings strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our solution as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
Expand Our Sales Coverage and Establish a Digital Sales Channel
We intend to continue to increase our sales force headcount in strategic locations across the United States and globally. Additionally, we plan to develop a digital, self-service sales channel that can simplify the sales process and enable customers to easily adopt our solution through our website without the need to speak with a sales representative. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. We will need to spend significant resources to expand, retain and motivate our sales and marketing personnel.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and six months ended June 30, 2021, 12% and 9% of our revenue was generated by customers outside of the United States, respectively. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
Extend and Strengthen Our Channel Partnerships and Integrations
Our partnerships, including with legal services providers and cloud infrastructure providers, assist us in driving awareness and adoption of DISCO and extending our reach. We intend to cultivate and leverage channel partners to grow our market presence, enhance the virality of our solution and drive greater sales efficiency. Our future success is dependent in part on our ability to develop and maintain relations with these partners.
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Pursue Strategic Acquisitions and Strategic Investments
We intend to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our solution and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end solution provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.
Key Components of Statement of Operations
Revenue
All of our revenue-generating activities directly relate to the sale and support of our legal solution within a single operating segment. We have two primary types of contractual arrangements: usage-based and subscription solutions. Our usage-based revenue is derived from contracts under which customers are billed monthly based on their usage of our offerings. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Revenue received from usage amounts above the fixed data volume in our subscription contracts is considered usage-based revenue.
In the three months ended June 30, 2021 and 2020, usage-based revenue represented 89% and 86% of total revenue, respectively. In the six months ended June 30, 2021 and 2020, usage-based revenue represented 88% and 87% of our total revenue, respectively. In the three months ended June 30, 2021 and 2020, subscription revenue fees represented 11% and 14% of the total revenue, respectively. In the six months ended June 30, 2021 and 2020, subscription revenue fees represented 12% and 13% of total revenue, respectively.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our solution. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software, and personnel costs from employees involved in the delivery of our solution. Personnel costs include salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. We intend to continue to invest additional resources in our infrastructure to expand the capability of solutions and ensure that our customers are realizing the full benefit of our solutions. The level, timing and relative investment in our cloud infrastructure could affect our cost of revenue in the future. Additionally, cost of revenue in future periods could be impacted by changes in outsourced staffing costs and amortization associated with capitalized internal-use software costs.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the six months ended June 30, 2021 and 2020, certain operating expenses decreased as a result of the COVID-19 pandemic and a related reduction in force. We expect certain expenses impacted by COVID-19 to resume in the second half of 2021, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential lifting of stay-at-home orders.
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our solution. During the six months ended June 30, 2020, growth in research and development expenses was offset by a one-time reduction in force in response to the COVID-19 pandemic. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our solution. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation, and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses, decreased in the six months ended June 30, 2021 and 2020 due to the COVID-19 pandemic. We currently expect travel-related expenses to resume in the second half of 2021, although the timing is uncertain and related to the trend of the pandemic. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance, allowance for credit losses, and other corporate expenses.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue as our revenue grows over the longer term.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income related to non-operating activities, interest expense and gains and losses from foreign currency transactions and remeasurements of foreign currency-denominated monetary assets and liabilities to the U.S. Dollar.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$29,547	$15,727	$50,678	$31,395
Cost of revenue(1)	8,695	4,509	14,483	9,580
Gross profit	20,852	11,218	36,195	21,815
Operating expenses:
Research and development(1)	7,861	6,215	14,123	14,418
Sales and marketing(1)	10,832	7,170	18,708	16,492
General and administrative(1)	5,128	3,143	9,182	7,403
Total operating expenses	23,821	16,528	42,013	38,313
Loss from operations	(2,969)	(5,310)	(5,818)	(16,498)
Other income (expense):
Interest and other income	21	15	34	79
Interest and other expense	(92)	(161)	(148)	(249)
Total other income (expense)	(71)	(146)	(114)	(170)
Loss before income taxes	(3,040)	(5,456)	(5,932)	(16,668)
Provision for income taxes	(43)	(20)	(79)	(45)
Net loss	$(3,083)	$(5,476)	$(6,011)	$(16,713)
Accretion of redeemable convertible preferred stock	(25)	(22)	(51)	(45)
Net loss attributed to common stockholders	$(3,108)	$(5,498)	$(6,062)	$(16,758)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$10	$7	$18	$13
Research and development	285	217	486	439
Sales and marketing	235	88	318	158
General and administrative	436	192	632	382
Total	$966	$504	$1,454	$992

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	29	29	29	31
Gross profit	71	71	71	69
Operating expenses:
Research and development	27	40	28	46
Sales and marketing	37	46	37	53
General and administrative	17	20	18	24
Total operating expenses	81	105	83	122
Loss from operations	(10)	(34)	(11)	(53)
Other income (expense):
Interest and other income	*	*	*	*
Interest and other expense	*	(1)	*	(1)
Total other income (expense)	*	(1)	*	(1)
Loss before income taxes	(10)	(35)	(12)	(53)
Provision for income taxes	*	*	*	*
Net loss	(10)	(35)	(12)	(53)
Accretion of redeemable convertible preferred stock	*	*	*	*
Net loss attributed to common stockholders	(11)	(35)	(12)	(53)
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$29,547	$15,727	$13,820	88%
Total revenue increased by $13.8 million, or 88%, for the three months ended June 30, 2021 compared to the same period in 2020. Approximately 27% of the increase related to additional usage and adoption of our solution by our existing customers. The remaining 73% increase in revenue related to new customers added during the period.
Cost of Revenue

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,695	$4,509	$4,186	93%
Percentage of revenue	29%	29%

Total cost of revenue increased by $4.2 million, or 93%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in outsourced staffing vendors fees of $2.6 million and costs for cloud hosting of $0.8 million related to increased usage of our solution. Additionally, cost of revenue increased due to an increase in salary and benefits costs related to additional headcount of $0.7 million, including stock-based compensation.
Operating Expenses
Research and Development

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$7,861	$6,215	$1,646	26%
Percentage of revenue	27%	40%
Research and development expenses increased by $1.6 million, or 26%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $1.8 million in personnel costs for our product delivery team as a result of increased headcount, including stock-based compensation. This increase was offset by a decrease of $0.1 million related to allocated corporate overhead due to decreased operating costs related to the COVID-19 pandemic.
Sales and Marketing

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$10,832	$7,170	$3,662	51%
Percentage of revenue	37%	46%
Sales and marketing expenses increased by $3.7 million, or 51%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily related to $2.4 million in personnel costs for our sales and marketing organization, including stock compensation, as a result of increased headcount and variable compensation for our sales personnel. Additionally, sales and marketing expenses increased $0.2 million related to allocated corporate overhead due increased headcount and $0.3 million as a result of increased professional services expenses and marketing efforts to support our growth. Further, the increase in sales and marketing expenses included an increase in marketing events, public relations, and travel and entertainment expenses of $0.8, which are due to the revival of in-person trade-shows.
General and Administrative

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$5,128	$3,143	$1,985	63%
Percentage of revenue	17%	20%
General and administrative expenses increased by $2.0 million, or 63%, for the three months ended June 30, 2021 compared to the same period in 2020. This increase was primarily attributable to a $1.1 million increase in professional services incurred in preparation for becoming a public company and to sustain our continued growth. Additionally, general and administrative expenses increased due to $0.7 million in personnel costs, including stock compensation, as a result of increased headcount.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$50,678	$31,395	$19,283	61%
Total revenue increased by $19.3 million, or 61%, for the six months ended June 30, 2021 compared to the same period in 2020. Approximately 32% of the increase related to additional usage and adoption of our solution by our existing customers. The remaining 68% increase in revenue related to new customers added throughout the period.
Cost of Revenue

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$14,483	$9,580	$4,903	51%
Percentage of revenue	29%	31%
Total cost of revenue increased by $4.9 million, or 51%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in outsourced staffing vendors fees of $2.5 million and costs for cloud hosting of $1.0 million related to increased usage of our solution. Additionally, cost of revenue increased due to a $1.2 million increase in salary and benefits costs related to additional headcount, including stock-based compensation, and a $0.2 million increase in allocated depreciation expense and amortization expense of internally developed software.
Operating Expenses
Research and Development

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$14,123	$14,418	$(295)	(2%)
Percentage of revenue	28%	46%
Research and development expenses decreased by $0.3 million, or 2%, for the for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily due to $0.5 million of restructuring charges related to the one-time reduction in force that occurred in the first quarter of 2020. Additionally, research and development expenses decreased by $0.2 million related to decreased operating costs related to the COVID-19 pandemic, and $0.1 million in travel and entertainment expense. These decreases were offset by an increase of $0.6 million in personnel costs for our product delivery team as a result of increased headcount, including stock-based compensation.
Sales and Marketing

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$18,708	$16,492	$2,216	13%
Percentage of revenue	37%	53%

Sales and marketing expenses increased by $2.2 million, or 13%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily related to an increase of $1.8 million in personnel costs for our sales and marketing organization, including stock compensation, as a result of increased headcount. Additionally, marketing expenses increased $0.5 million and professional services expense increased $0.4 million to support our growth. The increase in sales and marketing expenses was partially offset by decreases in travel and entertainment expenses of $0.2 million and decreased allocated corporate overhead due to decreased operating costs of $0.4 million, both of which relate to our response to the COVID-19 pandemic.
General and Administrative

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$9,182	$7,403	$1,779	24%
Percentage of revenue	18%	24%
General and administrative expenses increased by $1.8 million, or 24%, for the six months ended June 30, 2021 compared to the same period in 2020. This increase was primarily attributable to a $1.4 million increase in professional services incurred in preparation for becoming a public company and to sustain our continued growth. Additionally, general and administrative expenses increased due to a $0.2 million in personnel costs, including stock compensation, as a result of increased headcount.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense, provision for income taxes, interest and other, net, stock-based compensation expense and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results.
Adjusted EBITDA is a financial measure that is not required by or presented in accordance with GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business and evaluating our operating performance, as well as for internal planning and forecasting purposes.
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization expense is a non-cash charge, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments and (vi) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP. We expect Adjusted EBITDA to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(3,083)	$(5,476)	$(6,011)	$(16,713)
Depreciation and amortization expense	406	421	830	799
Provision for income taxes	43	20	79	45
Interest and other, net	71	146	114	170
Stock-based compensation expense	966	504	1,454	992
Adjusted EBITDA	$(1,597)	$(4,385)	$(3,534)	$(14,707)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our revolving credit facility. As of June 30, 2021, our principal source of liquidity was cash and cash equivalents, totaling $47.0 million. On July 23, 2021, we completed our IPO, whereby we sold an aggregate of 7,500,000 shares of our common stock, including 500,000 shares issued pursuant to the underwriters’ option to purchase additional shares, for net proceeds of approximately $223.2 million, after deducting underwriting discounts and commissions of $16.8 million. We have also entered into a senior secured revolving credit facility with an available borrowing capacity of $40.0 million. We believe our existing cash and cash equivalents, including the proceeds from our IPO, and borrowing capacity will be sufficient to fund anticipated cash requirements for the next 12 months.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, the continuing market acceptance of our solution. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Credit Facility
In December 2020, we entered into a Second Amended and Restated Loan and Security Agreement, or the Credit Agreement, with Comerica Bank, which provides a $40.0 million revolving credit facility with a maturity date of November 30, 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures and affiliate transactions. We may use the proceeds of future borrowings under the Credit Agreement for refinancing other indebtedness, working capital, capital expenditures and other general corporate purposes, including permitted business acquisitions.
Borrowings under the Credit Agreement bear interest at a prime referenced rate, as defined in the Credit Agreement, plus a margin of 0.25%. The Credit Agreement is subject to customary fees for loan facilities of this type, including an ongoing commitment fee at a rate of 0.25% per annum payable on a quarterly basis on the average daily unused portion of the loan facility during each quarter. As of June 30, 2021 and December 31, 2020, we had no outstanding debt under the Credit Agreement and we were in compliance with our covenants thereunder.

Cash Flows
The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(10,175)	$(15,114)
Cash used in investing activities	(1,447)	(994)
Cash provided by financing activities	79	16,906
Net increase (decrease) in cash and cash equivalents	$(11,543)	$798
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, hosting expenses and allocated overhead expenses. We have historically generated negative cash flows and have supplemented working capital requirements primarily through net proceeds from the sale of equity securities.
Net cash used in operating activities of $10.2 million for the six months ended June 30, 2021 was primarily due to a net loss of $6.0 million, partially offset by non-cash charges for stock-based compensation of $1.5 million, depreciation and amortization of $0.8 million and non-cash operating lease costs of $0.5 million. Changes in operating assets and liabilities resulted in a decrease to operating cash flow of $7.2 million primarily due to an increase in accounts receivable of $8.5 million from our increases in sales and a $2.8 million increase in accounts payable and accrued expenses, partially offset by decreases in operating lease liabilities of $0.5 million.
Net cash used in operating activities of $15.1 million for the six months ended June 30, 2020 was primarily due to a net loss of $16.7 million, partially offset by non-cash charges for stock-based compensation of $1.0 million, depreciation and amortization of $0.8 million and non-cash operating lease costs of $0.7 million. Changes in operating assets and liabilities resulted in a decrease to operating cash flow of $1.2 million primarily due to an increase in accounts receivable of $1.5 million partially offset by increases in accounts payable and accrued expenses of $0.8 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2020 of $1.4 million and $1.0 million, respectively, was primarily related to purchases of property and equipment and the capitalization of internal-use software as we expanded our solution and increased our development efforts.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 of $0.1 million was related to proceeds from exercises of stock options of $0.8 million, offset by payments of public offering costs of $0.6 million.
Net cash provided by financing activities for the six months ended June 30, 2020 of $16.9 million primarily consisted of $17.0 million in net proceeds from our revolving credit facility and $6.3 million from a loan under the Paycheck Protection Program. These increases in cash were offset by repayment of the loan under the Paycheck Protection Program of $6.3 million.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors.
There were no material changes in our contractual obligation and commitments during the six months ended June 30, 2021 from the contractual obligations and commitments disclosed in our Prospectus.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Prospectus.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies” in Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for more information.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. If we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions or the extended transition period for complying with new or revised accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is principally the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
We had cash and cash equivalents of $47.0 million and $58.6 million as of June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Under our Credit Agreement, we may borrow up to $40.0 million as of June 30, 2021 and December 31, 2020, respectively. A hypothetical 10% change in interest rates during the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, namely, British pound and Canadian dollar. Our subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiary’s financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations and comprehensive loss. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 12a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded and processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Previously Reported Material Weakness
We previously identified a material weakness in our internal control over financial reporting related to designing and maintaining effective controls to evaluate and assess secondary sales transactions in our common stock. We have concluded that the material weakness arose because, as a private company, we did not have the necessary processes and controls formalized to effectively determine, in a timely manner, whether additional compensation expense was incurred based on the nature of the transaction.
Accordingly, we have determined that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
Remediation Plans
We have commenced measures to remediate the identified material weakness. These measures include the following:
•We have hired, and will continue to recruit, additional personnel, in addition to utilizing third-party consultants and specialists, to supplement the quality, depth and experience of our accounting and finance internal resources; and
•We engaged an external advisor to assist us with designing and implementing improved processes and internal controls and monitoring remediation progress.
We intend to continue to take steps to remediate the material weakness described above. We will not be able to fully remediate the identified material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Audit Committee of our Board of Directors.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. As a result, the trading price of our common stock could decline.
Risk Factors Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
•Our business depends on customers increasing their use of our solution and any loss of customers or decline in their use of our solution could harm our business.
•Usage of our solution accounts for substantially all of our revenue.
•If we are unable to attract new customers and retain existing customers, our business, financial condition and results of operations will be adversely affected.
•We rely upon third-party providers of cloud-based infrastructure to host our cloud-based solution. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
•We expect fluctuations of our financial results which may cause quarterly comparisons not to be meaningful.
•Our revenue growth depends in part on the success of our strategic relationships with law firms and other legal services providers, and if we are unable to establish and maintain successful relationships with them, our business, operating results and financial condition could be adversely affected.
•The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.
•We employ a pricing model that subjects us to various challenges, and given our limited history with our pricing model, we may not be able to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.
•We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.

•Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.
•Unfavorable conditions in our industry or the global economy or reductions in legal spending could harm our business.
•Our business and results of operations may be materially adversely affected by the COVID-19 pandemic, COVID-19 variants or other similar outbreaks or pandemics or other similar outbreaks.
•We may in the future be subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.
•We operate in a highly regulated industry and either are or may be subject to a wide range of federal, state and local, as well as foreign, laws, rules and regulations, and our failure to comply with these laws and regulations may force us to change our operations or harm our business.
•Our computer systems, or those of any third parties on whom we depend, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
•Insiders have substantial control over us and will be able to influence corporate matters.
Risks Related to Our Growth and Capital Requirements
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business since inception. For example, our revenue was $50.7 million, $31.4 million, $68.4 million, and $48.6 million for the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our solution effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality applications of our solution;
•maintain and expand the rates at which customers use our solution;
•provide our customers with support that meets their needs;
•maintain or increase customer satisfaction with our solution;
•continue to introduce and sell our solution to new markets;
•continue to develop applications and new functionality on our solution and successfully further optimize our solution, including continued innovation of our artificial intelligence system for legal documents;
•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our solution;
•recruit, hire, train and manage additional qualified developers, professionals and sales and marketing personnel; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile and it may be difficult to achieve and maintain profitability.

In addition, we expect to continue to expend substantial financial and other resources on:
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•sales and marketing, including a significant expansion of our sales organization to engage existing and prospective customers, increase brand awareness and drive adoption of our solution;
•product development, including investments in our development team and the development of new applications of our solution and new functionality for our existing applications and in the protection of our intellectual property rights related to our product development;
•services and support for the benefit and assistance of customers using our solution;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed and we may not achieve or maintain profitability in the future.
We may not be able to successfully manage our growth and, if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.
The rapid growth we have experienced in our business places significant demands on our operational infrastructure. As usage of our solution grows, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications, including open source software. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could lead to impaired system performance and reduced customer satisfaction, resulting in decreased sales to customers, lower dollar-based net retention rates, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $6.0 million, $16.7 million, $22.9 million and $29.8 million for the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $109.1 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.

We have limited historical financial data and operate in a rapidly evolving market. As a result, it is difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth, and any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described herein. If we do not address these risks successfully, our business may be harmed.
Our ability to timely raise capital in the future may be limited, or such capital may be unavailable on acceptable terms, if at all.
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities and borrowings under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
Risks Related to Our Business and Industry
Our business depends on customers increasing their use of our solution and any loss of customers or decline in their use of our solution could harm our business.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our solution. Customers are charged in part based on their usage of our solution. If our customers do not increase their usage of our solution, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our solution at any time. Customers may terminate or reduce their use of our solution for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our solution relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, changes in the type and size of our customers, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, competitive conditions and general economic conditions. In addition, even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
Customers under usage-based contracts can cancel their contracts or reduce their usage at any time. The loss of customers or reductions in their usage of our solution may each have a negative impact on our business, results of operations and financial condition. In addition, existing customers may negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future or adopt new solutions. As a result, these customers may not reduce their usage of our solution, but the revenue we derive from that usage will decrease. If our customers reduce their usage of or do not continue to use our solution, our revenue and other results of operations will decline and our business will suffer.

Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and selling additional solutions to our existing customers. The rate at which our customers purchase solutions from us depends on a number of factors, including our ability to develop additional solutions for our solution and the quality of such applications, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage and sell additional solutions to our customers are not successful, our business may be harmed.
Usage of our solution accounts for substantially all of our revenue.
We have derived and expect to continue to derive substantially all of our revenue from our solution. As such, market adoption of our solution is critical to our continued success. Our operating results could suffer due to:
•any decline in demand for our solution;
•the failure of our solution to achieve continued market acceptance;
•the failure of the market for cloud-based technologies for the legal market to continue to grow, or grow as quickly as we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our solution;
•technological innovations or new standards that our solution does not address;
•sensitivity to current or future prices offered by us or our competitors;
•our customers’ development of their own proprietary solutions; and
•our inability to release enhanced versions of our solution on a timely basis.
If the market for our solution grows more slowly than expected or if demand for our solution does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, our business would be harmed.
If we are unable to attract new customers and retain existing customers, our business, financial condition and results of operations will be adversely affected.
We must attract new customers and retain existing customers to continue to grow our business. Our success will depend to a substantial extent on the widespread adoption of our solution as an alternative to existing offerings, including as an alternative to traditional systems relying on manual tasks and processes. Our customers include law firms and other legal services providers, legal departments of corporate enterprises and organizations and governmental entities. We must convince potential customers of the value of our cloud software solution and that our technologies can automate and simplify legal services more accurately, efficiently and securely than lawyers and their staff and the products of our competitors. This may require significant and costly sales efforts that are targeted at law firms and legal departments of corporate enterprises and organizations and the senior management of these potential customers. In addition, our ability to attract new customers depends in part on our partner ecosystem, consisting of law firms and other legal services providers who resell our solution. We must develop and maintain strong relations with our partner ecosystem and convince our partners of the value of our solution so that they drive adoption of our solution by their customers. Additionally, our solution allows our customers to add other legal industry participants as non-paying users of our solution. Our ability to attract new customers depends in part on our ability to convert the non-paying part users. Our success also depends in part on our ability to offer compelling solutions and the effectiveness of our sales organization. Numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including, but not limited to:
•competitive offerings;
•potential customers’ commitments to other providers;
•real or perceived costs of switching to our solution;
•our failure to expand, retain and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with potential customers and our partner ecosystem;
•failure by us to help our customers to successfully deploy our solution;
•negative media or industry or financial analyst commentary regarding us or our solution;

•negative perceptions about the reliability of cloud-based legal solutions;
•litigation activity;
•and deteriorating general economic conditions.
If the legal market and the demand for legal services decline, customers may decide not to adopt our solution and our existing customers may cease using our solution to reduce costs. As a result of these and other factors, we may be unable to attract new customers or retain existing customers, which would adversely affect our business, financial condition and results of operations.
If our solution fails to perform properly due to defects, interruptions, delays in performance or similar problems and if we fail to resolve any defect, interruption, delay or other problem, we could lose customers, become subject to service performance or warranty claims or incur significant costs.
Our operations are dependent upon our ability to prevent system interruption. The technologies underlying our cloud solution are complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our solution and may discover additional defects in the future that could result in service issues. These defects or errors could also be found in third-party applications on which we rely. We may not be able to detect and correct defects or errors before a customer begins using our solution. Consequently, we or our customers may discover defects or errors after our solution has been deployed.
In addition, we may experience system slowdowns and interruptions from time to time. Continued growth in our customer base could place additional demands on our solution and could cause or exacerbate slowdowns or interrupt the availability of our solution. If there is a substantial increase in the volume of usage on our solution, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our solution or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our solution or encounter slowdowns when doing so, we may lose customers or partners. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our solution. Our response to such slowdowns or interruptions may not be sufficient to address all aspects or any unanticipated consequence or incidents and our insurance may not be sufficient to compensate us for the losses that could occur.
Our customers use our solution to manage critical aspects of their businesses and operations. The occurrence of any defects, errors, disruptions in service or other performance problems, or delays with our solution, whether in connection with the day-to-day operations or otherwise, could result in:
•loss of customers;
•loss of partners;
•reduced customer usage of our solution;
•reduced ability to attract new customers;
•lost or delayed market acceptance and sales of our solution;
•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty claims, against us; and
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects, errors or other performance problems in our solution may be substantial and could harm our business.
Incorrect or improper use of our solution could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.
We regularly train our customers in the proper use of and the variety of benefits that can be derived from our solution to maximize its potential. Our failure to train customers on how to efficiently and effectively deploy and use our solution, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.
Customers may find our solution to be complicated to use and it may not be easy to maximize the value of our solution without proper training. Moreover, we have designed our solution to allow for use by law firms and legal services providers who are not direct customers. If our customers or such third-parties perceive that our solution is too complex or time-consuming to learn and use, customer perceptions of our company and our solution may be impaired, our reputation and brand may suffer and customers may choose not to use our solution or increase their purchases of our offerings. Further, incorrect or improper use of our solution by our customers or their external legal services providers may result in negative legal outcomes and potentially subject such parties to claims of malpractice, which would adversely affect our reputation and customer confidence in our solution.
We rely upon third-party providers of cloud-based infrastructure to host our cloud-based solution. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition and results of operations.
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based solution. We outsource substantially all of the infrastructure relating to our cloud-based solution to third-party hosting services. In particular, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our solution and many of the internal tools we use to operate our business. Customers of our cloud-based solution expect to be able to access our solution at any time, without interruption or degradation of performance. Our cloud-based solution depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based solution, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based solution. If our cloud-based solution is unavailable or if our users are unable to access our cloud-based solution within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our solution, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
As our business grows, we may need to engage additional providers of cloud computing infrastructure to support our operations. Adequate additional support may not be available to us on acceptable terms, or at all. Furthermore, certain customers may require that we use or avoid specific providers of cloud computing infrastructure. If we fail to enter into agreements or integrate our solution with third-party offerings that our customers require to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their consumers expect, which would harm our business. In addition, in the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our cloud-based solution as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.
We rely on AWS to host our solution, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our solution and support most of our operations using AWS, a provider of cloud infrastructure services. We do not control the operations of AWS’s facilities. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct.

The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice or other unanticipated problems could result in interruptions to our solution, which may be lengthy. Our solution’s continuing and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our solution to customers, cause our customers to decrease their use of or stop using our solution and otherwise adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we cannot renew our agreement or are unable to renew on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data center. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our marketplace and our operating results may be adversely impacted.
Upon expiration or termination of our agreement with AWS, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete. Switching our operations from AWS to another cloud or other data center provider would also be technically difficult, expensive and time consuming.
Any of the above circumstances or events may harm our reputation, cause customers to stop using our solution, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
We expect fluctuations of our financial results, which may cause quarterly comparisons not to be meaningful.
Our business model is usage-based and there is inherent unpredictability in the timing, duration and scope of our customers’ legal matters requiring use of our solution. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our quarterly results of operations, including the levels of our revenues, working capital and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the timing of our customers’ usage of our solution;
•the level of demand for or pricing of our solution;
•our ability to grow or maintain usage by our existing customers and acquire new customers;
•the timing and success of new functionality, features, integrations, capabilities and enhancements by us to our solution, or by our competitors to their products, or any other changes in the competitive landscape of our market;
•the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;
•changes in our customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the effects of potential acquisitions and their integration;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•significant security breaches of, technical difficulties with or interruptions to the delivery and use of our solution;
•awareness of our brand and our reputation in our target markets;
•errors in our forecasting of the demand for our solution, which would lead to lower revenues, increased costs, or both; and
•our ability to control costs, including research and development and sales and marketing expenses.

Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations. In addition, because we were founded in 2013 and have experienced rapid expansion of our business and revenues since such time, we do not have a long history upon which to base forecasts of future revenue and operating results. Accordingly, we may be unable to accurately forecast our revenues. As a result, our past results may not be indicative of our future performance, and the variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our common stock could decline substantially and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.
If we fail to forecast our revenue accurately, or if we fail to manage our expenditures, our operating results could be adversely affected.
Because our recent growth has resulted in the rapid expansion of our business and revenues, we do not have a long history upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage given the uncertain timing and duration of legal matters and the diversity of our customer base across industries, geographies and size and other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and changing customer needs, requirements or preferences, our solution may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements and preferences.
The success of our business will depend, in part, on our ability to adapt and develop enhancements for our solution that respond effectively to these changes on a timely basis and in a user-friendly manner. If we are unable to evolve our cloud solution to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our solution that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our solution does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our solution and new customers will be less likely to adopt our solution.
A limited number of customers represent a substantial portion of our revenue. If we fail to retain these customers, our revenue could decline significantly.
We derive a substantial portion of our revenue from sales to our top 10% customers. As a result, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to use our solution at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
Our revenue growth depends in part on the success of our strategic relationships with law firms and other legal services providers, and if we are unable to establish and maintain successful relationships with them, our business, operating results and financial condition could be adversely affected.
We seek to grow our partner ecosystem as a way to grow our business. We plan to continue to establish and maintain similar strategic relationships with law firms and other legal services providers and we expect these entities to become an increasingly important aspect of our business. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. In order to develop and expand our distribution channel, we must develop and improve our processes for partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results and financial condition may be adversely affected.
Moreover, we cannot be certain that these law firm and other legal services provider partners will prioritize or provide adequate resources to promote or utilize our solution. Further, some of our partners also work with our competitors. As a result of these factors, many of our law firm and other legal services provider partners may choose to promote alternative technologies in addition to or in lieu of our solution, either on their own or in collaboration with others, including our competitors. We cannot assure you that our law firm and other legal services provider partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Even if we are successful in establishing and maintaining these relationships with law firms and other legal services providers, we cannot assure you that these relationships will result in increased customer usage of our solution or increased revenue to us.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solution.
Our ability to increase our customer base and achieve broader market acceptance of our solution will significantly depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to dedicate significant resources to sales, marketing and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. If our lead generation methods do not result in broader market acceptance of our solution, we will not realize the intended benefits of this strategy and our business will be harmed.
We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend in large part on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, if at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, new members of our sales force will have relatively little experience working with us, our solution and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in acquiring new customers or expanding usage by existing customers, our business will be harmed.
The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Logik Systems, Inc. (d.b.a. Logikcull), Relativity’s through its RelativityOne offering and Reveal Data Corporation. In addition, we expect to expand our solution to address additional areas of the legal function and we likely face further competition from existing companies in such areas.
Some of our competitors have made or may make acquisitions or be acquired by private equity sponsors, enterprises or special purpose acquisition companies or may enter into commercial relationships or other strategic relationships that may provide more comprehensive offerings than they individually had offered. Such acquisitions or relationships may help competitors achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships.

We compete on the basis of a number of factors, including:
•our solution’s functionality, scalability, performance, ease of use, reliability, security, availability and cost-effectiveness relative to that of our competitors’ products and services;
•our ability to utilize new and proprietary technologies to offer services and features previously not available in the marketplace;
•our ability to identify new markets, applications and technologies;
•our ability to attract and retain customers;
•our brand, reputation and trustworthiness;
•perceptions about the security, privacy and availability of our solution relative to competitive products and services;
•the quality of our customer support;
•our ability to recruit software developers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, greater market penetration, longer operating histories, more established customer relationships and installed customer bases and substantially greater financial, human, technical and other resources than we do and may be able to offer competing solutions to potential customers on more favorable terms than us. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point-solutions that address a single use case. Other potential competitors not currently offering competitive applications may expand their product offerings to compete with our solution. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our solution. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. For all of these reasons, we may not be able to compete successfully and competition could result in the failure of our solution to achieve or maintain market acceptance, any of which could harm our business.
If the estimates and assumptions we have used to calculate the size of our addressable market opportunity are inaccurate, our future growth rate may be limited.
We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report on Form 10-Q. Our market is developing and may develop differently than we expect. Market opportunity estimates and growth forecasts included in the Prospectus, this Quarterly Report on Form 10-Q and other filings we make from time to time with the SEC are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.
The variables that go into the calculation of our market opportunity are subject to change over time and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our solution at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our solution and applications and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Quarterly Report on Form 10-Q, we may not be successful in capitalizing on such market opportunity and our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

Our growth is subject to many factors, including our success in expanding our international operations, continuing to expand the use of our solution by our customers and otherwise implementing our business strategy, which are subject to many risks and uncertainties. Accordingly, information regarding the size of our addressable market opportunity should not be taken as indicative of our future growth.
If we fail to develop, maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.
We believe that maintaining and enhancing our brand is important to continued market acceptance of our existing and future applications, attracting new customers and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts and strategies, our ability to provide a reliable solution that continues to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and applications for our solution and our ability to successfully differentiate our solution from competitive products and services. Additionally, our brand and reputation may be affected if customers do not have a positive experience with our law firm and other legal services provider partners’ services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business may be harmed.
Furthermore, any negative publicity relating to our employees, customers or others associated with these parties may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our solution and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We employ a pricing model that subjects us to various challenges, and given our limited history with our pricing model, we may not be able to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.
We generally charge our customers for their usage of our solution across a variety of dimensions of usage. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. In addition, we have limited experience with respect to determining the optimal pricing for our solution and, as a result, we have changed our pricing model in the past and expect that we may need to change it in the future. As the market for our solution matures and technology changes and improves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, frequent or significant users of our solution may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
Our sales cycles with customers can be long and unpredictable and our sales efforts require considerable time and expense.
The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solution may also cause us to experience a delay between incurring expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers can vary substantially from customer to customer. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our solution. Customers often undertake a prolonged evaluation process, which frequently involves not only our solution but also those of our competitors. In addition, the size of potential customers may lead to longer sales cycles. As the use of our solution can be dependent upon the timing of work in legal matters, our sales cycle can extend to even longer periods of time. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales force, particularly new salespeople, as we increase the size of our sales force and train our new salespeople to sell to enterprise customers;
•the discretionary nature of customers’ purchasing decisions and budget cycles;
•customers’ procurement processes, including their evaluation of competing products and services;
•economic conditions and other factors affecting customer budgets;

•the regulatory environment in which our customers operate;
•customers’ familiarity with cloud computing solutions;
•evolving customer demands; and
•competitive conditions.
Given these factors, it is difficult to predict whether and when a customer will switch to our solution.
Further, some of our potential customers may undertake a significant evaluation and negotiation process due to size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with such enterprises or more complicated deployment of our solution. These enterprises may demand additional features, support services and pricing concessions or require additional security management or control features. We may spend substantial time, effort and money on sales efforts to these customers without any assurance that our efforts will produce any sales or that these customers will deploy our solution widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
If we cannot maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the solution that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. In addition, as we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
The success of our business depends on our customers’ continued and unimpeded access to our solution on the internet.
Our customers must have internet access in order to use our solution. We have experienced, and may in the future experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our cloud solution relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents. In addition, some internet providers may take measures that affect their customers’ ability to use our solution, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our solution. As we expand our operations internationally, these problems will be further exacerbated and we will face additional complexity due to our inability to control internet infrastructure outside the United States. Any disruptions, outages, defects and other security performance and quality problems with the public cloud and internet infrastructure on which our cloud solution relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our solution, increased expenses, including significant, unplanned capital investments and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
Any failure to offer high-quality support and professional services for our customers may harm our relationships with our customers and, consequently, our business.
Once our solution is deployed, our customers sometimes request consulting and training to assist them in integrating our solution into their business and rely on our customer support personnel to resolve issues and realize the full benefits that our solution provides. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers with a cloud solution such as ours and maintaining the same. The number of our customers has grown significantly, which is likely to increase demand for consulting, training, support and maintenance related to our solution and place additional pressure on our customer support teams. If we are unable to provide sufficient high-quality consulting, training, integration and maintenance resources, our customers may not effectively integrate our solution into their business or realize sufficient business value from our solution to justify further usage, which could impact our future financial performance. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the future, scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for support and professional services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality support services for our customers, would harm our business.
We rely on the performance of highly skilled personnel, including our management and other key employees and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Kiwi Camara, our Co-Founder and Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solution, and our existing salespeople, because of their relationship with our customers. Our senior management and key employees are employed on an at-will basis. In addition, many of our senior management and key employees may be able to receive significant proceeds from sales of our equity in the public markets after our IPO, which may reduce their motivation to continue to work for us. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy and growth plan, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, legal professionals, sales and customer support personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for legal professionals to support our solution and skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences and the competition for such diverse personnel is significant. While the market for such talented personnel is particularly competitive in Austin, Texas, where our headquarters is located, it is also competitive in other markets where we maintain operations and the increased prevalence of remote work has increased competition for employees in all markets. Moreover, to the extent we expand our operations to additional markets, we may face difficulties attracting talented personnel to such locations. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business and dilute stockholder value.
While we have not made acquisitions historically, we may in the future make acquisitions of other companies, products and technologies that we believe could complement, expand or enhance the features and functionality of our solution and technical capabilities, broaden our service offerings or offer growth opportunities. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers, developers or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
Our current operations are international in scope and we plan on further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2020, the percentage of revenue generated from customers outside the United States was less than 5.0% of our total revenue. Beyond the United States, we have operational presence internationally in Canada and the United Kingdom. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business may be harmed.
We are exposed to fluctuations in currency exchange rates.
Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations as our international operations and customer base grow, our business may be harmed.
Current and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.
Our current revolving credit facility contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may otherwise be in our best interests. Our ability to meet those financial covenants can be affected by events beyond our control and we may not be able to continue to meet those covenants. In addition, a breach of a covenant under our revolving credit facility or any future indebtedness may result in a cross-default under a separate credit facility. If we seek to enter into a new or additional credit facility, we may not be able to obtain debt financing on terms that are favorable to us, if at all. The lender under our revolving credit facility has rights senior to holders of common stock to make claims on our assets and the terms of our revolving credit facility restrict our operations, including our ability to pay dividends on our common stock. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be harmed.

Risks Related to Socioeconomic Factors
Unfavorable conditions in our industry or the global economy or reductions in legal spending could harm our business.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Our business and results of operations may be materially adversely affected by the COVID-19 pandemic, COVID-19 variants or other similar outbreaks or pandemics.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization, COVID-19 variants or other similar outbreaks or pandemics. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans intended to control the spread of the virus. Government authorities, including those in Austin, Texas, where our headquarters is located, instituted policies that required most of our employees in that area to work remotely. These policies have, and are expected to continue to have, an impact on our business and the business of our customers. For example, customers’ inability to access their office resulted in delays in collecting data for use in legal matters and delayed increases in usage of our solution consequently reduced our revenue growth. This impact could increase if further actions that alter our operations are required by applicable government authorities or if we determine further actions are in the best interests of our customers’ or of our employees.
To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and COVID-19 variants, there potentially could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness or ability to enter into or renew contracts with us. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic and COVID-19 variants will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic and COVID-19 variants or the effects thereof may have longer-term unanticipated impacts on our business.
The extent of COVID-19 and COVID-19 variants’ effects on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to Our Intellectual Property
Any failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
Our success and ability to compete depends in part on our intellectual property and our other proprietary technology information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships.

As of June 30, 2021, we had two U.S. granted patents and eight pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
We may in the future be subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights (and may also have greater resources to defend claims that may be brought against them). Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop offering applications impacted by the claim or injunction or cease business activities covered by such intellectual property and may be unable to compete effectively. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights and any such claims could hurt our business as well. Such claims, regardless of their merit, can be time-consuming, costly to defend in litigation and damaging to our reputation and brand. In addition, although we carry general liability and cyber security insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data and any such coverage may not continue to be available to us on acceptable terms or at all.
Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention and could cause current or potential customers to seek other providers. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed nor the full extent of the harm that we might face. We cannot predict the outcome of lawsuits and the results of any such actions may harm our business.
Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brands as well as our competitive advantage.
We currently rely on a combination of patent, trademark, copyright and trade secret laws and other intellectual property rights and confidentiality or license agreements with our employees, customers, partners and others, to protect our intellectual property rights. Our success and ability to compete depend, in part, on our ability to protect our intellectual property, including our proprietary technology and our brands. If we are unable to protect our proprietary rights adequately, our competitors could use the intellectual property we have developed to enhance their own products and services, which may harm our business. It can be difficult to successfully enforce intellectual property rights and the fact that we have certain intellectual property rights does not necessarily mean that such rights are broad or strong enough to afford us a meaningful degree of protection. Furthermore, irrespective of the scope of our intellectual property rights, we may not be able to stop competitors from developing similar technologies or offering similar solutions.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful.
Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property.

Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of being invalidated, not issuing or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solution, impair the functionality of our solution, delay introductions of new applications, result in our substituting inferior or more costly technologies into our solution or injure our reputation. Any of the foregoing could adversely impact our business, financial condition and results of operations.
We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the creation or development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in having all such employees and contractors execute such an agreement. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Provisions in various agreements to which we are party potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.
Our agreements with customers and other third parties sometimes include provisions under which we are liable or agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our solution, services, or other contractual obligations. Some of these agreements provide for uncapped liability for which we would be responsible, and some provisions survive termination or expiration of the applicable agreement. Large liability payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them, and in the case of an intellectual property infringement indemnification claim, we may be required to cease use of certain functions of our solution as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business. Even when we have contractual protections against such customer claims, we may choose to honor a customer’s request for indemnification or otherwise seek to maintain customer satisfaction by issuing customer credits, assisting our customer in defending against claims, or in other ways.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our solution, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features.

Risks Related to Litigation, Regulatory Compliance and Governmental Matters
Any future litigation against us could be costly and time-consuming to defend.
We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
We operate in a highly regulated industry and either are or may be subject to a wide range of federal, state and local, as well as foreign, laws, rules and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.
The legal industry is and will continue to be subject to extensive and evolving U.S. federal, state and foreign laws, rules and regulations, including the rules and regulations of the organizations and other authorities governing the legal profession in the jurisdictions in which we or our customers operate. These laws, rules and regulations can vary significantly from jurisdiction to jurisdiction. For example, in the United States, each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, generally grant licensed attorneys the exclusive right to practice law in that state and place restrictions upon the activities of licensed lawyers. The practice of law other than by an attorney entitled to practice in the jurisdiction is generally referred to as the unauthorized practice of law. As a company, we are not authorized to practice law. In the United States, we may not provide legal advice to our clients, primarily because we do not meet the ethical and regulatory requirements, present in nearly every U.S. jurisdiction, of being exclusively owned by licensed attorneys.
Our solution includes alternatives to certain traditional methods of legal services and we therefore may face claims that we are engaged in the unauthorized practice of law. Despite our belief that our operations are not subject to, or are otherwise compliant with, the requirements of the jurisdictions in which we or our customers operate, regulators or other authorities of such jurisdictions could deem that we, our employees or our customers are engaged in the unauthorized practice of law or otherwise determine that we are subject to the relevant rules and regulations governing the conduct of attorneys. In such circumstances, regulators may enjoin our operations, subject us to rules governing conflicts of interests, require registration, seek to impose punitive fines or sanctions or take other disciplinary actions against us, our employees or our customers, any of which may inhibit our ability to do business in those jurisdictions, adversely impact our reputation, increase our operating expenses and adversely affect our financial condition and results of operations.
In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other customer data. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our solution, the design and operation of websites and internet neutrality.
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. Moreover, if we expand into additional jurisdictions, we will be subject to an increased variety of new and complex laws and regulations.
We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and noncompliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the United Kingdom Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws, we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international and public sector sales and businesses, we may engage with business partners and third-party intermediaries to market our solution and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We intend to sell our solution to U.S. federal, state and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services and healthcare. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our solution or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, Congress and regulatory agencies may impose requirements on third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, government customers and customers in these highly regulated industries often have a right to conduct audits of our systems and practices, which can be time-consuming and expensive. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business and could be subject to audits or investigations by government enforcement personnel. In addition, if our solution does not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing or requiring them to terminate their agreements.
Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have attained the requisite approvals or until our solution meets government requirements. Government demand and payment for our solution are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solution.
These customers may also be subject to a rapidly evolving statutory and regulatory framework that may influence their ability to use our solution. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our solution and to grow or maintain our customer base. If we are unable to enhance, modify or improve our solution to keep pace with evolving customer requirements, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our solution, our business, financial condition and results of operations could be adversely affected.
Further, governmental and highly regulated entities may demand contractual terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including preferential pricing or “most favored nation” terms and conditions or are contract provisions that are otherwise time-consuming and expensive to satisfy and monitor. In the United States, applicable federal contracting regulations change frequently and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed that could result in the loss of contracts for contractors who do not meet those requirements. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or federal and state regulators and enforcement agencies. Even if we do meet these special standards or requirements, the additional costs associated with providing our solution to government and highly regulated customers could harm our operating results. In addition, engaging in sales activities with foreign governments introduces additional compliance risks specific to the FCPA, the United Kingdom Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.
Such entities may have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons. Any such termination may adversely affect our ability to contract with other government customers as well as our reputation, business, financial condition and results of operations.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate such controls.
Our solution is subject to U.S. export controls, including the Export Administration Regulations administered by the U.S. Commerce Department and economic sanctions administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Treasury Department, and we incorporate encryption technology into certain of our applications. These encryption products and the underlying technology may be exported outside of the United States or accessed by foreign persons within the United States only with the required export authorizations.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that generally prohibit the direct or indirect exportation or provision of products and services without the required export authorizations to countries, governments and individuals and entities targeted by U.S. embargoes or sanctions, except to the extent authorized by OFAC or exempt from sanctions. Obtaining the necessary export license or other authorization for a particular sale may not always be possible, and, even if the export license is ultimately granted, the process may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements and have enacted laws that could limit our ability to distribute our solution or could limit our customers’ ability to implement our solution in those countries. Changes in our solution or future changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally, or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption products and technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers with international operations. Any decreased use of our solution or limitation on our ability to export or sell our solution would harm our business.
Risks Related to Information Technology and Cybersecurity
The unavailability of or change in the terms or nature of access to third-party technology could harm our business
We license certain software from third parties and incorporate or integrate such components into and with our solution. Certain third-party software has become central to the operation and delivery of our solution. Any inability to license necessary third-party technology in the future, or maintain sufficient rights or reasonable terms under existing third-party technology that we rely upon, could have an adverse effect on our business or operating results and adversely affect our ability to compete.
A large portion of our third-party software license contracts have fixed durations and may be renewed only by mutual consent. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain aspects of our solution to our customers. In addition, all of our third-party software licenses are nonexclusive; and therefore, our competitors may obtain the right to license certain of the technology covered by these agreements to compete directly with us.
If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solution. Such alternatives may not be available on attractive terms or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. Furthermore, certain customers may require that we use or ensure that our solution is compatible with certain enterprise software offerings, such as Microsoft Office 365. If we fail to obtain licenses to use such third-party offerings or otherwise integrate our solution with such offerings, our business may be harmed. If the cost of licensing or maintaining the third-party intellectual property significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our solution as a result of changes in or with third-party licensors could adversely affect our commitments to customers, future sales of our solution and harm our business.
Elements of our solution use open source software, which may restrict the functionality of our solution or require that we release the source code of certain applications subject to those licenses.
Our solution incorporates software licensed under open source licenses and we expect to continue to incorporate software licensed under open source licenses in the future. Such open source licenses sometimes require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary solution and technologies or that they will not do so in the future. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our software solution. To that end, while we try to mitigate the likelihood of such risks, we may from time to time face claims from third parties alleging ownership of, or demanding release or general availability of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend and could adversely affect our core functionality and services. If we face such problems and attempt or are required to re-engineer our solution to mitigate them, it could require significant additional research and development resources and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Many of these risks could be difficult to eliminate or manage and could reduce or eliminate the value of our solution and technologies and materially and adversely affect our ability to sustain and grow our business.
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and similar non-regulatory obligations could harm our business.
We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear, and is likely to remain uncertain, for the foreseeable future, and it is possible that these or other actual or perceived obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions.
The collection, use, storage, disclosure, transfer or other processing of personal data regarding European Union, or EU, data subjects in the European Economic Area, or EEA, and/or carried out in the context of the activities of our establishment in any EEA member state, may be subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data of individuals residing in Europe, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. The GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, the EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our solution. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach agreement on or maintain existing mechanisms designed to support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, or the Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the EU invalidated Decision 2016/1250 which had deemed the protection provided by the EU-U.S. Privacy Shield Framework adequate under EU privacy law, specifically under the GDPR. To the extent that we or any of our vendors, contractors or consultants had been relying on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs, inhibit transfer of any personal data to the United States and may limit our ability to process personal data from the EU. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield Frameworks, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield Frameworks and the Standard Contractual Clauses for the foregoing purposes. On September 8, 2020, Switzerland’s Federal Data Protection and Information Commissioner similarly invalidated the use of the Privacy Shield Frameworks as a vehicle for lawful data transfers from those countries to the United States and authorities in the United Kingdom may likewise invalidate use of the Privacy Shield Frameworks as a mechanism for lawful data transfers to the United States. As such, our processing of personal data from Europe may not comply with European data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand for our services from companies subject to European data protection laws. Challenges involving import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Further, the exit of the United Kingdom from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Specifically, the United Kingdom exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. Under the post-Brexit Trade and Cooperation Agreement between the EU and the United Kingdom, the United Kingdom and EU have agreed that transfers of personal data to the United Kingdom from EEA member states will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two-month extension, or the Extended Adequacy Assessment Period. Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the United Kingdom, or the United Kingdom amends the United Kingdom General Data Protection Regulation, or UK GDPR, and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an “adequacy decision” in respect of the United Kingdom prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of personal data from the EEA to the United Kingdom will require a “transfer mechanism” such as the Standard Contractual Clauses.
California also enacted the California Consumer Privacy Act of 2018, or CCPA, which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply, where applicable. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by voters in California as part of the November 3, 2020 election. The CPRA is expected to significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law and will go into effect on January 1, 2023. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our solution and other aspects of our business.
With laws and regulations such as the GDPR in the EU and the CCPA and other state statutes in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our solution. We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our published policies and documentation. Any failure or perceived failure by us to comply with our privacy policies, our privacy-, data protection- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our solution, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features.
Our computer systems, or those of any third parties on whom we depend, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our information technology systems and those of our third-party contractors and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, denial of access to, disclosure or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us.
Companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic and the increase in remote working further increases security threats. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of our consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We expect to incur significant costs in our ongoing efforts to detect and prevent security incidents and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, we could be exposed to litigation and governmental investigations and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
If the security of the personal information that we (or our vendors) collect, store, or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments and assurances regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to liability and loss of business.
Our business involves the collection and storage of potentially highly sensitive electronic documentation for use in various legal matters, including litigation and governmental investigations. In addition, we collect and maintain data about individuals and customers, including personally identifiable information, as well as other confidential, privileged or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.
Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors and organized crime now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our or our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. The techniques used to sabotage or to obtain unauthorized access to our or our vendors’ solutions, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our solution, systems, networks and physical facilities and any such measures implemented by our vendors, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Our solution, systems, networks and physical facilities, and those of our vendors, in the past have been, and in the future could be, attacked and/or breached and personal information has been and could be otherwise compromised. Third parties could attempt to fraudulently induce our employees or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our solution, networks, systems and/or physical facilities. Third parties have exploited in the past, and could exploit in the future, vulnerabilities in, or could obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our vendors.
We are required to comply with laws, rules, regulations and other obligations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. We operate in an industry that is prone to cyber-attacks. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to such data, including our or our customers’ data or to disrupt our ability to provide our services. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personal information of our customers may pose similar risks. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our solution as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations and can affect our financial and operational condition.
A security breach may cause us to violate the terms of our customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our solution, systems, networks, or physical facilities, or those of our vendors, could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our solution and/or platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of personal information was disrupted, we could incur significant liability, or our solution, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
We may not have adequate insurance coverage for security incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Risks Related to Tax and Accounting Matters
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscriptions in jurisdictions where we have not historically done so.
We collect and remit sales tax in a number of jurisdictions where we, through our employees, have a presence and where we have determined, based on the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. and legal precedents in the jurisdiction, that we have “economic nexus” or sales of our solution are otherwise classified as taxable. The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, or GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet and our characterization of our solution as not taxable in certain jurisdictions may not be accepted by state and local taxing authorities. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use and other indirect taxes as a result of any nexus or transaction thresholds in those states in which we are not currently registered to collect and remit taxes. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our solution due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. We continue to analyze our exposure for such taxes and liabilities.
Additionally, we have not historically collected VAT or GST on sales of our solution, generally, because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers. Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our solution is subject to use, VAT, GST and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
The application of existing, new or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
Changes in our effective tax rate or tax liability may harm our business.
Our effective tax rate could be adversely impacted by several factors, including:
•Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•Changes in tax laws, tax treaties and regulations or the interpretation of them, including the Tax Act;
•Changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax-planning strategies and the economic and political environments in which we do business;
•The outcome of current and future tax audits, examinations or administrative appeals; and
•Limitations or adverse findings regarding our ability to do business in some jurisdictions.
Should our effective tax rate rise, our business could be harmed.

Our financial results may be adversely affected by changes in accounting principles applicable to us.
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in these accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for credit losses, fair value of financial instruments, valuation of stock-based compensation, valuation of warrant liabilities and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.
Risks Related to Being a Public Company
We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are expected to devote a substantial amount of time to compliance with these requirements, which may divert their attention from managing our business operations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
Neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal controls over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of preparing our audited consolidated financial statements for the year ended December 31, 2019, a material weakness was identified in our internal controls over financial reporting related to secondary sales transactions by current and former employees. Specifically, we did not design and maintain effective controls to evaluate and assess secondary sales transactions in our common stock to determine, in a timely manner, whether additional compensation expense was incurred based on the nature of the transaction.
We have begun implementation of a plan to remediate the material weakness described above. Those remediation measures are ongoing and include the following:
•We have hired, and will continue to recruit, additional personnel, in addition to utilizing third-party consultants and specialists, to supplement the quality, depth and experience of our accounting and finance internal resources; and
•We engaged an external advisor to assist us with designing and implementing improved processes and internal controls and monitoring remediation progress.
We cannot assure you the measures we are taking to remediate the material weakness will be sufficient or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to offer our solution to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our solution or increase our technical support costs.
We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of June 30 of such fiscal year.
We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Risks Related to Ownership of Our Common Stock
Insiders have substantial control over us and will be able to influence corporate matters.
Based on the number of shares outstanding as of June 30, 2021, and after giving effect to the sale of 7,500,000 shares of our common stock in our IPO, our directors, officers and their respective affiliates beneficially owned, in the aggregate, approximately 37% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of our solution;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•changes in laws or regulations applicable to our solution;
•significant data breaches, disruptions to or other incidents involving our software;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock.
An active public market for our common stock may not develop or be sustained.
Prior to the closing of our IPO in July 2021, no public market for our common stock existed. An active public trading market for our common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that such holders consider reasonable. The lack of an active market may also reduce the fair value of shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our stockholders who held our capital stock prior to the completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers, and the holders of a substantial majority our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock for 180 days from the date of the Prospectus, subject to certain exceptions. J.P. Morgan Securities LLC and BofA Securities, Inc., the representatives of the underwriters for our IPO, may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock held prior to our IPO will become eligible for sale upon expiration of the 180 day lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, or the Securities Act.
Notwithstanding the foregoing, if at any time beginning 90 days after the date of the Prospectus, the last reported closing price of our common stock on the NYSE is at least 25% greater than the price per share at which shares of common stock were sold in our IPO for five out of any ten consecutive trading days ending on or after the 90th day after the date of the Prospectus, then the terms of the lock-up agreements will expire with respect to 25% of each stockholder’s aggregate number of shares of common stock and securities convertible into or exchangeable for common stock subject to the lock-up agreement as of the date of the Prospectus, or the Early Lock-Up Expiration, and such shares will become for sale immediately prior to the opening of trading on the third trading day following the date on which all of such conditions are satisfied, or the Early Lock-Up Expiration Date; provided, that, if at the time of such Early-Lock-Up Expiration, we are in or within five trading days prior to a broadly applicable and regularly scheduled period during which trading in our securities is not permitted, or a Blackout Period, under our insider trading policy, the date of the Early Lock-Up Expiration will be delayed until immediately prior to the opening of trading on the second trading day following the first date that we are no longer in a Blackout Period under our insider trading policy.
In addition, if (a) the 180-day lock-up period is scheduled to end during a Blackout Period under our insider trading policy, (b) at least 135 days have elapsed since the date of the Prospectus, and (c) we have publicly released results from the quarterly period during which our IPO occurred, then the lock-up period shall end with respect to all remaining shares of common stock and securities convertible into or exchangeable for common stock subject to the lock-up agreement immediately prior to the opening of trading on the tenth trading day prior to the commencement of such Blackout Period. For the avoidance of doubt, notwithstanding anything to the contrary, in no event will the lock-up period end earlier than 135 days after the commencement of our IPO.
In addition, there were 3,268,272 shares of common stock issuable upon the exercise of options outstanding as of June 30, 2021. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2021, holders of an aggregate of 39,342,982 and 47,788,619 shares of our capital stock outstanding as of such date had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, respectively.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our common stock may need to rely on sales of their holdings of common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three- year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a

Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty;
•any claim or cause of action against us arising under the Delaware General Corporation Law;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities sold since March 31, 2021:
•From March 31, 2021 to July 21, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-258076), we granted stock options to purchase an aggregate of 537,180 shares of our common stock at an exercise price of $18.70 per share to a total of 103 employees under our Long Term Incentive Plan.
•From March 31, 2021 to July 21, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-258076), we granted an aggregate of 201,336 restricted stock awards with vesting based on service with a weighted-average fair value price per share of $18.70.
•From March 31, 2021 to July 21, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-238076), we issued an aggregate of 332,501 shares of our common stock upon the exercise of options under our Long Term Incentive Plan at exercise prices ranging from $0.53 to $8.80 per share, for an aggregate purchase price of $0.8 million.
The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds
On July 23, 2021, we completed our IPO of 7,700,000 shares of our common stock at the IPO price of $32.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 500,000 shares of common stock from us and 200,000 shares of common stock from the selling stockholder named in the Prospectus, resulting in net proceeds to us of approximately $223.2 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholder.
The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-257435), which was declared effective by the SEC on July 20, 2021. J.P. Morgan Securities LLC, BofA Securities Inc., Citigroup Global Markets Inc., Jefferies LLC, Canaccord Genuity LLC, Cowen and Company LLC, Needham & Company LLC, Stifel Nicolaus & Company Incorporated, and Loop Capital Markets LLC acted as underwriters for the offering.
None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
As of June 30, 2021, $1.6 million of expenses incurred in connection with our IPO had not yet been paid.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	8-K	001-40624	3.2	July 23, 2021

10.1+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021

10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021

10.3+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021

10.4+	Non-Employee Director Compensation Policy.	S-1/A	333-257435	10.13	July 12, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________
*    Filed herewith
†    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CS DISCO, INC.

September 3, 2021	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

September 3, 2021	By:	/s/ Michael Lafair
	Name:	Michael Lafair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)