Form 10-Q
period 2021-09-30
CS Disco, Inc.
filed 2021-11-10
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2021, the registrant had 57,624,792 shares of common stock, $0.005 par value per share, outstanding.

		Page
Part I - Financial Information		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

Part II - Other Information
Item 1.	Legal Proceedings	38
Item1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
Signatures		73

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
•the effects of COVID-19, including variants of COVID-19, or other public health crises on our business and the global economy;
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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$258,478	$58,569
Accounts receivable, net	23,180	12,912
Other current assets	6,558	1,364
Total current assets	288,216	72,845
Property and equipment, net	4,947	3,873
Operating lease right-of-use assets	1,115	1,850
Other assets	534	539
Total assets	$294,812	$79,107
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,953	$3,588
Accrued expenses	3,244	641
Accrued salary and benefits	6,775	5,240
Deferred revenue	1,575	1,642
Operating leases	1,059	1,018
Finance lease	117	112
Total current liabilities	20,723	12,241
Operating lease, non-current	91	890
Finance lease, non-current	10	99
Total liabilities	20,824	13,230
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock $0.005 par value, issuable in Series A-F zero and 178,967 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and 35,793 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of September 30, 2021 and $161,134 aggregate liquidation preference as of December 31, 2020	—	160,800
Stockholders’ equity (deficit)
Preferred stock $0.005 par value, 100,000 and zero shares authorized, as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock $0.005 par value, 1,000,000 and 277,406 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 57,557 and 13,533 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	288	68
Additional paid-in capital	392,056	8,129
Accumulated deficit	(118,356)	(103,120)
Total stockholders’ equity (deficit)	273,988	(94,923)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$294,812	$79,107

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$29,854	$17,863	$80,533	$49,258
Cost of revenue	7,829	5,522	22,312	15,102
Gross profit	22,025	12,341	58,221	34,156
Operating expenses:
Research and development	9,652	6,227	23,775	20,645
Sales and marketing	13,168	7,182	31,876	23,674
General and administrative	8,270	3,030	17,451	10,432
Refund of sales and use taxes	—	(1,057)	—	(1,057)
Total operating expenses	31,090	15,382	73,102	53,694
Loss from operations	(9,065)	(3,041)	(14,881)	(19,538)
Other income (expense)
Interest and other income	40	55	74	133
Interest and other expense	(169)	(170)	(319)	(419)
Loss from operations before income taxes	(9,194)	(3,156)	(15,126)	(19,824)
Income tax provision	(31)	(13)	(110)	(58)
Net loss	$(9,225)	$(3,169)	$(15,236)	$(19,882)
Less accretion of redeemable convertible preferred stock	(5)	(22)	(56)	(67)
Net loss attributable to common stockholders	$(9,230)	$(3,191)	$(15,292)	$(19,949)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.24)	$(0.61)	$(1.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,712	13,182	25,038	13,134

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	26	—	—	(26)	—	(26)
Exercise of stock options	—	—	56	—	222	—	222
Repurchase of common stock related to net share settlement	—	—	(4)	—	(50)	—	(50)
Stock compensation expense	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	(2,928)	(2,928)
Balance at March 31, 2021	35,793	$160,826	13,585	$68	$8,765	$(106,048)	$(97,215)
Accretion to redemption value	—	25	—	—	(25)	—	(25)
Exercise of stock options	—	—	262	2	611	—	613
Issuance of RSAs	—	—	201	1	(1)	—	—
Repurchase of common stock related to net share settlement	—	—	(3)	—	(57)	—	(57)
Stock compensation expense	—	—	—	—	972	—	972
Net loss	—	—	—	—	—	(3,083)	(3,083)
Balance at June 30, 2021	35,793	$160,851	14,045	$71	$10,265	$(109,131)	$(98,795)
Accretion to redemption value	—	5	—	—	(5)	—	(5)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,500	37	219,490	—	219,527
Conversion of redeemable convertible preferred stock	(35,793)	(160,856)	35,793	179	160,677	—	160,856
Exercise of stock options	—	—	222	1	761	—	762
Repurchase of common stock related to net share settlement	—	—	(3)	—	(189)	—	(189)
Stock compensation expense	—	—	—	—	1,057	—	1,057
Net loss	—	—	—	—	—	(9,225)	(9,225)
Balance at September 30, 2021	—	$—	57,557	$288	$392,056	$(118,356)	$273,988

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible
Preferred Stock and Stockholders’ Deficit (Continued)
(in thousands)
(unaudited)

	Redeemable convertible preferred stock			Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	31,755	$100,774		13,332	$67	$5,827	$(80,247)	$(74,353)
Accretion to redemption value	—	23		—	—	(23)	—	(23)
Exercise of stock options	—	—		9	—	8	—	8
Repurchase of common stock related to net share settlement	—	—		(4)	—	(31)	—	(31)
Stock compensation expense	—	—		—	—	489	—	489
Net loss	—	—		—	—	—	(11,236)	(11,236)
Balance at March 31, 2020	31,755	$100,797		13,337	$67	$6,270	$(91,483)	$(85,146)
Accretion to redemption value	—	22		—	—	(22)	—	(22)
Exercise of stock options	—	—		4	—	9	—	9
Repurchase of common stock related to net share settlement	—	—		(3)	—	(27)	—	(27)
Stock compensation expense	—	—		—	—	504	—	504
Net loss	—	—		—	—	—	(5,476)	(5,476)
Balance at June 30, 2020	31,755	$100,819		13,338	$67	$6,734	$(96,959)	$(90,158)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	3,837	56,936	—	—	—	—	—	—
Accretion to redemption value	—	22		—	—	(22)	—	(22)
Exercise of stock options	—	—		109	1	263	—	264
Repurchase of common stock related to net share settlement	—	—		(3)	—	(27)	—	(27)
Stock compensation expense	—	—		—	—	504	—	504
Net loss	—	—		—	—	—	(3,169)	(3,169)
Balance at September 30, 2020	35,592	$157,777		13,444	$68	$7,452	$(100,128)	$(92,608)

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(15,236)	$(19,882)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,254	1,214
Stock-based compensation	2,508	1,498
Charge to allowance for credit losses	517	326
Non-cash operating lease costs	735	1,087
Non-cash interest	63	27
Changes in operating assets and liabilities:
Accounts receivable	(10,786)	(2,908)
Other current assets	(4,391)	123
Other long-term assets	(40)	12
Accounts payable	3,829	1,283
Accrued expenses and other	3,578	995
Deferred revenue	(67)	(317)
Operating lease liabilities	(758)	(1,158)
Net cash used in operating activities	(18,794)	(17,700)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(2,335)	(1,387)
Net cash used in investing activities	(2,335)	(1,387)
Cash flow from financing activities:
Proceeds from debt	—	23,302
Repayment of debt	—	(6,302)
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	219,819	—
Proceeds from exercise of stock options	1,598	279
Net proceeds from the issuance of redeemable convertible preferred stock	—	56,936
Repurchase of common stock related to net share settlement	(296)	(85)
Principal payments on finance lease obligations	(83)	(79)
Net cash provided by financing activities	221,038	74,051
Net increase in cash:	199,909	54,964
Cash & cash equivalents at beginning of period	58,569	23,224
Cash & cash equivalents at end of period	$258,478	$78,188
Supplemental disclosure:
Cash paid for interest	$66	$312
Cash paid for taxes	64	70
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$56	$67
Conversion of preferred stock to common stock upon initial public offering	160,857	—
Costs related to initial public offering included in accounts payable and accrued liabilities	292	—

CS DISCO, INC.

Notes to the Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Overview
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
Stock Split and Public Offerings
In July 2021, the Board of Directors and the stockholders of the Company approved a five-for-one reverse stock split of the Company’s outstanding common stock and preferred stock. The reverse stock split was effective as of July 9, 2021. All common stock, redeemable convertible preferred stock, and per share information has been retroactively adjusted to give effect to this stock split and the adjusted conversion ratios for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionally decreased and the respective par value, and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.
On July 21, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 7,500,000 shares of common stock, including 500,000 shares issued pursuant to the underwriters’ option to purchase additional shares at a public offering price of $32.00 per share. The IPO resulted in net proceeds of approximately $223.2 million, after deducting underwriting discounts and commissions of $16.8 million. An existing stockholder sold an additional 200,000 shares of common stock pursuant the underwriters’ option to purchase additional shares of common stock at $32.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the IPO. Offering expenses incurred by the Company for the IPO were approximately $3.7 million and were recorded against stockholders’ equity. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 35,793,483 shares of common stock.
On September 17, 2021, the Company completed a secondary public offering of its common stock pursuant to a Registration Statement on Form S-1. In the secondary offering, selling stockholders sold an aggregate of 6,050,000 shares of common stock, including 550,000 shares sold pursuant to the underwriters’ option to purchase additional shares at an offering price of $53.00 per share. The Company did not receive any proceeds from the sale of shares through the secondary offering. Offering expenses incurred by the Company that were not subject to reimbursement were approximately $0.1 million and were recorded as general and administrative expense. The total number of outstanding shares of common stock remained unchanged as a result of the secondary offering.
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

Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of operations and comprehensive loss, of cash flows, and of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the related notes to such interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 contained in the Company’s final prospectus for its IPO filed with the SEC on July 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, and the impact to revenue recognition and cost of revenue. In addition, in March 2020 the Company executed a reduction in workforce in response to the COVID-19 pandemic. This reduction in force resulted in a total impact of $0.7 million of charges related to severance. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown. The Company will continue to actively monitor the impact that COVID-19 has on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, and suppliers. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables, and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, income taxes and deferred tax asset valuation, and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses for the three and nine months ended September 30, 2021 and 2020 were not allocated to these current period participating securities.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock awards, restricted stock units, stock warrants and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which include the Company’s money market account, are measured at fair value on a recurring basis.
Accounts Receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. The Company determines its trade accounts receivable allowances in line with (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), based upon the assessment of various factors, such as: historical experience, credit quality of its customers, geographic related risks, economic conditions, and other factors that may affect a customer’s ability to pay. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company does not have any off-balance sheet credit exposure related to its customers.
Due to the short-term nature of our receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.3 million and $0.7 million for expected losses for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million has been written off and charged against the allowance for the three and nine months ended September 30, 2021, respectively. Recoveries made by the Company were nominal for the three months ended September 30, 2021 and were $0.2 million for the nine months ended September 30, 2021. The allowance for credit losses related to accounts receivable was $1.1 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at September 30, 2021 and December 31, 2020.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2021 and the year ended December 31, 2020.
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
When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the condensed consolidated statements of operations and comprehensive loss in the period of disposal.
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
Capitalized costs are included in property and equipment on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue.

Debt Issuance Costs
The Company records underwriting, legal, and other direct costs incurred related to the issuance of revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs was $0.1 million for the nine months ended September 30, 2021 and was nominal for the nine months ended September 30, 2020. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense.
Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities in the accompanying condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the nine months ended September 30, 2021 or 2020.
Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for our revenue recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. Advertising expenses were $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, and restricted stock units granted to employees, directors, and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Stock-based compensation is recognized on a straight-line basis over the requisite service period. The fair value of restricted stock awards and restricted stock units is determined using the fair value of the Company’s common stock on the date of grant and is recognized as expense following straight-line attribution method over the requisite service period. Forfeitures are accounted for in the period in which they occur.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
In September 30, 2020, the Company received a $1.1 million refund of sales and use taxes from the state of Texas related to overpayments of sales taxes made between 2016 and 2019. There were no similar transactions in the current period.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. All deferred tax assets and liabilities are classified as non-current within the accompanying condensed consolidated balance sheets.
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions outside of income tax expense within general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2021 and December 31, 2020.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the statement of operations and comprehensive loss. There were no deferred offering costs classified within other current assets on the balance sheet as of September 30, 2021 and December 31, 2020.
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
The Company’s software contracts do not allow the customer to take possession of the software supporting the cloud-

based solution. Customers are not entitled to any refunds. The Company generally invoices its customers monthly, quarterly, or annually in advance and recognizes revenue ratably over the life of the contract.
The Company’s arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
Nature of Solutions
The Company’s revenue-generating activities directly relate to the sale and support of its legal solution within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription solutions. Usage-based revenue is generated from solutions that are typically billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis.
In the three months ended September 30, 2021 and 2020, usage-based revenue represented 89% and 86% of total revenue, respectively. In the nine months ended September 30, 2021 and 2020, usage-based revenue represented 88% and 86% of total revenue, respectively. In the three months ended September 30, 2021 and 2020, subscription revenue fees represented 11% and 14% of the total revenue, respectively. In the nine months ended September 30, 2021 and 2020, subscription revenue fees represented 12% and 14% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $1.6 million and $1.4 million of deferred revenue balance as of December 31, 2020 and 2019 respectively, the Company recognized $1.6 million and $1.3 million as revenue during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020 the Company recorded $1.6 million and $1.6 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of September 30, 2021 and December 31, 2020.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $3.2 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. RPO exclude performance obligations from certain time and materials contracts that are billed in arrears. RPO are not necessarily indicative of future revenue growth because they do not account for consumption in excess of contracted capacity.
As of September 30, 2021, the Company expects to recognize approximately $17.0 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $9.2 million as of September 30, 2021 from remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and nine months ended September 30, 2021 and 2020, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment	$3,206	$2,261
Capitalized internal-use software	4,620	3,259
Leasehold improvements	111	111
Furniture	649	648
Total property and equipment	8,586	6,279
Less: accumulated depreciation and amortization	(3,639)	(2,406)
Property and equipment, net	$4,947	$3,873
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.
5. Leases
As of September 30, 2021, the Company had one leased property used as office facilities with a remaining lease term of 1.1 years, and one leased property that was classified as a “short-term” lease. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. For the office facilities, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The liability and asset are then amortized as payments are made. Adoption of Topic 842 resulted in the recording of a right-of-use asset and lease liability of approximately $3.2 million and $3.3 million, respectively, as of January 1, 2020.
Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	September 30, 2021
	Operating leases	Finance leases
2021	$273	$30
2022	911	101
Thereafter	—	—
	$1,184	$131
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$28,518	$17,402	$74,727	$48,132
All other countries	1,336	461	5,806	1,126
Total revenue	$29,854	$17,863	$80,533	$49,258
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
In December 2020, the Company entered into the Second Amended and Restated Loan and Security Agreement, which provided a $40.0 million revolving credit facility with a maturity date of November 30, 2023. The Company’s obligations under the agreement contain certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures, and affiliate transactions. The agreement also contains a liquidity covenant equal to the greater of (i) $5.0 million or (ii) total 6-month adjusted EBITDA burn when the sum of the outstanding principal amounts are equal or in excess of $18.0 million. The revolving credit facility bears interest on outstanding borrowings as the sum of the Daily Adjusting LIBOR Rate for such day plus 2.50% plus an applicable margin of 0.25% per annum. The Company did not have an outstanding balance under the Loan and Security Agreement as of September 30, 2021.
Additionally, the revolving debt facility includes an unused facility fee equal to 0.25% per annum of the difference between the total revolving credit facility and the average outstanding principal balance of the obligations under the revolving credit facility during each quarter.
In connection with its amended and restated loan and security agreements, at various times, the Company granted warrants to purchase 49,869 shares of the Company’s common stock at exercise prices ranging from $0.525 per share to $10.80 per share. The warrants are exercisable for 10 years. At the time of issuance, the Company determined the estimated fair value of the warrants. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid in capital. All warrants remain outstanding at September 30, 2021.
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
8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under a non-cancellable operating lease with a remaining term of 1.1 years as well as furniture under a non-cancellable finance lease. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
During the nine months ended September 30, 2021 there were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.

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
9. Redeemable Convertible Preferred Stock
As of December 31, 2020, the Company had six outstanding series of redeemable convertible preferred stock. These redeemable convertible preferred shares were classified as temporary equity within the consolidated balance sheet as of December 31, 2020. Upon closing of the Company’s IPO, the outstanding redeemable convertible preferred stock was automatically converted into 35,793,483 shares of common stock. No dividends were paid to holders of redeemable convertible preferred stock. As of September 30, 2021, there was no redeemable convertible preferred stock issued and outstanding.
10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options, or ISOs, within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, or RSAs, restricted stock units, or RSUs, awards, performance awards and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. No shares were issued under the 2013 Plan or 2021 Plan during the three months ended September 30, 2021. As of September 30, 2021, 5.5 million shares remained available for future issuance under the 2021 Plan.
Stock Options

Options under the 2021 Plan are granted at the estimated fair value of the shares on the date of grant. The maximum term of options granted under the plan is ten years from the date of grant. Options normally vest according to a four-year vesting schedule, with 25% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2020	3,305	$3.86	7.21	22,952
Granted	537	18.70
Exercised	(641)	2.50
Forfeited and cancelled	(232)	7.04
Options outstanding as of September 30, 2021	2,969	$6.59	6.94	122,763
Options vested and exercisable at September 30, 2021	1,886	$3.08	5.97	84,618
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $17.4 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized total stock-based compensation cost related to equity incentive awards of $2.5 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $6.3 million, which is expected to be recognized over a weighted-average period of 2.45 years.

Restricted Stock Awards
The fair value of restricted stock awards (“RSAs”) are determined using the fair value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2021, the Company granted 0.2 million RSAs. No RSAs were granted for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, 38,836 and 37,500 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
The weighted average estimated fair value of RSAs granted for the nine months ended September 30, 2021 was $18.70 per share. As of September 30, 2021, the Company had $4.0 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 2.82 years.
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
The Black-Scholes assumptions used to value the employee options during the nine months ended September 30, 2021 are as follows:

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
11. Income Taxes
The Company’s income tax expense was nominal for the three and nine months ended September 30, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences was maintained. The Company’s effective tax rate was (0.34)% and (0.41)% of the loss before income taxes for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was (0.73)% and (0.29)% of the loss before income taxes for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes, and changes in the valuation allowance.
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
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company did not make any employer contributions to the plan during the three and nine months ended September 30, 2021 and 2020.
The Company has a deferred compensation plan for employees located in the United Kingdom that qualifies under the Pensions Act 2008, in which the Company contributes 3% of eligible U.K. employees’ salaries. As of September 30, 2021 and December 31, 2020, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,225)	$(3,169)	$(15,236)	$(19,882)
Less accretion of redeemable convertible preferred stock	(5)	(22)	(56)	(67)
Loss applicable to common stockholders basic and diluted	(9,230)	(3,191)	$(15,292)	$(19,949)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	47,712	13,182	25,038	13,134
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.19)	$(0.24)	$(0.61)	$(1.52)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2021	2020
Redeemable convertible preferred stock, as converted	—	35,793
Stock options	2,998	3,464
Unvested restricted stock awards	275	125
Common stock warrants	50	42
Total	3,323	39,424
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.

15. Subsequent Events
In October 2021, all outstanding warrants to purchase 49,869 shares of the Company’s common stock at exercise prices ranging from $0.525 per share to $10.80 per share, as described in Note 7, were exercised for a total of $0.1 million.
In October and November 2021, the Company granted a total of 0.5 million restricted stock units (“RSUs”) to directors and employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation cost of $24.3 million related to the RSUs over a weighted-average requisite service period of approximately 3.8 years.
In November 2021, the Company extinguished the Loan and Security Agreement described in Note 7. As a result, the Company expects to recognize the remaining $0.2 million of debt issuance costs in connection with the Loan and Security Agreement in the financial statements for the year ending December 31, 2021.

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
We generate substantially all of our revenue from our customers’ usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 12% of our revenue for the three and nine months ended September 30, 2021, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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

We have experienced rapid growth in recent periods. Since inception and through the filing date of this quarterly report, we have raised $401.1 million of capital, of which $240.0 million was obtained through the proceeds of our initial public offering and $161.1 million through the sale of redeemable convertible preferred stock. We had $258.5 million of cash and cash equivalents as of September 30, 2021. We generated revenue of $29.9 million and $17.9 million in the three months ended September 30, 2021 and 2020, respectively, representing a period-over-period growth of 67%. We generated revenue of $80.5 million and $49.3 million in the nine months ended September 30, 2021 and 2020, respectively, representing a period-over-period growth of 63%. Our net loss was $9.2 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and $15.2 million and $19.9 million for the nine months ended September 30, 2021 and 2020, respectively. We generated Adjusted EBITDA of $(7.6) million, and $(3.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(11.1) million, and $(17.9) million for the nine months ended September 30, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including variants of COVID-19 will directly or indirectly impact our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate instituted shelter-in-place orders in March and April 2020 to mitigate the outbreak of COVID-19, forcing court closures and causing general delays in litigation proceedings, as well as leading to delays in the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020, during which we generated $15.7 million in each quarter. In addition, we executed a reduction in our workforce in March 2020 in response to the COVID-19 pandemic. This reduction in workforce resulted in a total impact of $0.7 million of charges related to severance. As shelter-in-place orders expired and businesses and court systems adjusted their operations to accommodate remote work policies, usage in our solution increased and our revenue in the third quarter of 2020 returned to pre-pandemic levels of growth.
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
We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, including variants of COVID-19, they may decrease or delay their legal spending or request pricing discounts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. In addition, in response to the spread of COVID-19, we have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. In September 2021, we opened our headquarters to employees on a voluntary basis. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
The global impact of COVID-19 and COVID-19 variants continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic, including variants of COVID-19, continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. For additional details, see the section titled “Risk Factors”.
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
Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and, in the future, introducing additional offerings to sell to existing customers. Our long-term offerings strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our solution as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and nine months ended September 30, 2021, 4% and 7% of our revenue was generated by customers outside of the United States, respectively. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
Key Components of Statement of Operations
Revenue
All of our revenue-generating activities directly relate to the sale and support of our legal solution within a single operating segment. We have two primary types of contractual arrangements: usage-based and subscription solutions. Our usage-based revenue is derived from contracts under which customers are typically billed monthly based on their usage of our offerings. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Revenue received from usage amounts above the fixed data volume in our subscription contracts is considered usage-based revenue.
In the three months ended September 30, 2021 and 2020, usage-based revenue represented 89% and 86% of total revenue, respectively. In the nine months ended September 30, 2021 and 2020, usage-based revenue represented 88% and 86% of our total revenue, respectively. In the three months ended September 30, 2021 and 2020, subscription revenue fees represented 11% and 14% of the total revenue, respectively. In the nine months ended September 30, 2021 and 2020, subscription revenue fees represented 12% and 14% of total revenue, respectively.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the nine months ended September 30, 2021 and 2020, certain operating expenses decreased as a result of the COVID-19 pandemic and a related reduction in force. We expect certain expenses impacted by COVID-19 to resume in the fourth quarter of 2021 and beyond, although the timing and magnitude of these expenses will depend on a number of factors including the trend of the pandemic and potential lifting of stay-at-home orders.
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our solution. During the nine months ended September 30, 2020, growth in research and development expenses was offset by a one-time reduction in force in response to the COVID-19 pandemic. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued

investments in our solution. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation, and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses, decreased in the nine months ended September 30, 2021 and 2020 due to the COVID-19 pandemic. We currently expect travel-related expenses to resume in the fourth quarter of 2021 and beyond, although the timing is uncertain and related to the trend of the pandemic. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. However, we expect that our sales and marketing expenses will decrease as a percentage of our revenue over time.
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
Refund of Sales and Use Taxes
Refund of sales and use taxes consist of a one-time gain due to a sales tax refund related to sales tax paid in prior periods based on the resolution of a sales tax audit.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$29,854	$17,863	$80,533	$49,258
Cost of revenue(1)	7,829	5,522	22,312	15,102
Gross profit	22,025	12,341	58,221	34,156
Operating expenses:
Research and development(1)	9,652	6,227	23,775	20,645
Sales and marketing(1)	13,168	7,182	31,876	23,674
General and administrative(1)	8,270	3,030	17,451	10,432
Refund of sales and use tax	—	(1,057)	—	(1,057)
Total operating expenses	31,090	15,382	73,102	53,694
Loss from operations	(9,065)	(3,041)	(14,881)	(19,538)
Other income (expense):
Interest and other income	40	55	74	133
Interest and other expense	(169)	(170)	(319)	(419)
Total other income (expense)	(129)	(115)	(245)	(286)
Loss before income taxes	(9,194)	(3,156)	(15,126)	(19,824)
Provision for income taxes	(31)	(13)	(110)	(58)
Net loss	$(9,225)	$(3,169)	$(15,236)	$(19,882)
Accretion of redeemable convertible preferred stock	(5)	(22)	(56)	(67)
Net loss attributed to common stockholders	$(9,230)	$(3,191)	$(15,292)	$(19,949)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$10	$7	$28	$20
Research and development	301	217	787	656
Sales and marketing	245	89	563	247
General and administrative	498	193	1,130	575
Total	$1,054	$506	$2,508	$1,498

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	26	31	28	31
Gross profit	74	69	72	69
Operating expenses:
Research and development	32	35	30	42
Sales and marketing	44	40	40	48
General and administrative	28	17	22	21
Refund of sales and use taxes	—	(6)	—	(2)
Total operating expenses	104	86	91	109
Loss from operations	(30)	(17)	(18)	(40)
Other income (expense):
Interest and other income	*	*	*	*
Interest and other expense	(1)	(1)	*	(1)
Total other income (expense)	*	(1)	*	(1)
Loss before income taxes	(31)	(18)	(19)	(40)
Provision for income taxes	*	*	*	*
Net loss	(31)	(18)	(19)	(40)
Accretion of redeemable convertible preferred stock	*	*	*	*
Net loss attributed to common stockholders	(31)	(18)	(19)	(40)
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$29,854	$17,863	$11,991	67%
Total revenue increased by $12.0 million, or 67%, for the three months ended September 30, 2021 compared to the same period in 2020. Approximately 29% of the increase is related to additional usage and adoption of our solution by our existing customers. The remaining 71% increase in revenue is related to new customers added during the period.
Cost of Revenue

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$7,829	$5,522	$2,307	42%
Percentage of revenue	26%	31%

Total cost of revenue increased by $2.3 million, or 42%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in outsourced staffing vendors fees of $0.9 million and costs for cloud hosting of $0.5 million related to increased usage of our solutions. Additionally, cost of revenue increased $0.8 million due to increased personnel costs, including stock-based compensation, as a result of increased headcount.
Operating Expenses
Research and Development

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$9,652	$6,227	$3,425	55%
Percentage of revenue	32%	35%
Research and development expenses increased by $3.4 million, or 55%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase of $3.0 million in personnel costs, including stock-based compensation, as a result of increased headcount. Additionally, research and development expenses increased $0.5 million related to professional services used to support our growth.
Sales and Marketing

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$13,168	$7,182	$5,986	83%
Percentage of revenue	44%	40%
Sales and marketing expenses increased by $6.0 million, or 83%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily related to $3.8 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Additionally, marketing expenses increased $1.6 million and professional services expense increased $0.4 million to support our continued growth.
General and Administrative

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$8,270	$3,030	$5,240	173%
Percentage of revenue	28%	17%
General and administrative expenses increased by $5.2 million, or 173%, for the three months ended September 30, 2021 compared to the same period in 2020. This increase was primarily attributable to a $2.4 million increase in personnel costs, including stock-based compensation, as a result of increased headcount and a $1.4 million increase in professional services incurred to support the growth of our business. Additionally, corporate insurance expense increased $1.0 million as a result of our recent initial public offering.

Refund of Sales and Use Taxes

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Refund of sales and use taxes	$—	$(1,057)	$1,057	(100%)
Percentage of revenue	—%	6%
During the three months ended September 30, 2020, we received a sales tax refund of $1.1 million related to sales tax paid in prior periods based on the resolution of a sales tax audit. There were no similar transactions in the current period.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$80,533	$49,258	$31,275	63%
Total revenue increased by $31.3 million, or 63%, for the nine months ended September 30, 2021 compared to the same period in 2020. Approximately 35% of the increase is related to additional usage and adoption of our solution by our existing customers. The remaining 65% increase in revenue is related to new customers added throughout the period.
Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$22,312	$15,102	$7,210	48%
Percentage of revenue	28%	31%
Total cost of revenue increased by $7.2 million, or 48%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in outsourced staffing vendors fees of $3.4 million and costs for cloud hosting of $1.5 million related to increased usage of our solutions. Additionally, cost of revenue increased $2.0 million due to increased personnel costs, including stock-based compensation, as a result of increased headcount.
Operating Expenses
Research and Development

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$23,775	$20,645	$3,130	15%
Percentage of revenue	30%	42%
Research and development expenses increased by $3.1 million, or 15%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an additional $3.4 million in personnel costs, including stock-based compensation, as a result of increased headcount. This increase was offset by a decrease of $0.5 million of restructuring charges related to the one-time reduction in force that occurred in the first quarter of 2020.

Sales and Marketing

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$31,876	$23,674	$8,202	35%
Percentage of revenue	40%	48%
Sales and marketing expenses increased by $8.2 million, or 35%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily related to an additional $5.5 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Additionally, marketing expenses increased $1.8 million and professional services expense increased $0.7 million to support our growth.
General and Administrative

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$17,451	$10,432	$7,019	67%
Percentage of revenue	22%	21%
General and administrative expenses increased by $7.0 million, or 67%, for the nine months ended September 30, 2021 compared to the same period in 2020. This increase was primarily attributable to an additional $2.8 million in personnel costs, including stock-based compensation, as a result of increased headcount and a $2.9 million increase in professional services incurred to support the growth of our business. Additionally, corporate insurance expense increased $1.0 million as a result of our recent initial public offering.
Refund of Sales and Use Taxes

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Refund of sales and use taxes	$—	$(1,057)	$1,057	(100%)
Percentage of revenue	—%	2%
During the nine months ended September 30, 2020, we received a sales tax refund of $1.1 million related to sales tax paid in prior periods based on the resolution of a sales tax audit. There were no similar transactions in the current period.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense, provision for income taxes, interest and other, net, stock-based compensation expense, refund of sales and use taxes related to sales tax in prior periods and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(9,225)	$(3,169)	$(15,236)	$(19,882)
Depreciation and amortization expense	424	415	1,254	1,214
Provision for income taxes	31	13	110	58
Interest and other, net	129	115	245	286
Stock-based compensation expense	1,054	506	2,508	1,498
Refund of sales and use taxes	—	(1,057)	—	(1,057)
Adjusted EBITDA	$(7,587)	$(3,177)	$(11,119)	$(17,883)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our revolving credit facility. As of September 30, 2021, our principal source of liquidity was cash and cash equivalents, totaling $258.5 million. We have also entered into a senior secured revolving credit facility with an available borrowing capacity of $40.0 million. We believe our existing cash and cash equivalents and borrowing capacity will be sufficient to fund anticipated cash requirements for the next 12 months.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Borrowings under the Credit Agreement bear interest at a prime referenced rate, as defined in the Credit Agreement, plus a margin of 0.25%. The Credit Agreement is subject to customary fees for loan facilities of this type, including an ongoing commitment fee at a rate of 0.25% per annum payable on a quarterly basis on the average daily unused portion of the loan facility during each quarter. As of September 30, 2021 and December 31, 2020, we had no outstanding debt under the Credit Agreement and we were in compliance with our covenants thereunder.
Cash Flows
The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(18,794)	$(17,700)
Cash used in investing activities	(2,335)	(1,387)
Cash provided by financing activities	221,038	74,051
Net increase (decrease) in cash and cash equivalents	$199,909	$54,964
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, hosting expenses and overhead costs. We have supplemented working capital through net proceeds from the sale of equity securities.
Net cash used in operating activities of $18.8 million for the nine months ended September 30, 2021 was primarily due to a net loss of $15.2 million, partially offset by non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $1.3 million and non-cash operating lease costs of $0.7 million. Changes in operating assets and liabilities resulted in a decrease to operating cash flow of $8.6 million. Cash outflows from changes in operating assets and liabilities were the result of an increase in accounts receivable of $10.8 million related to increased sales, an increase in other current assets of $4.4 million related to timing of various prepaid expenses, and a decrease in operating lease liabilities of $0.8 million. These cash outflows were partially offset by cash inflows from increases in accounts payable and accrued expenses of $7.4 million.
Net cash used in operating activities of $17.7 million for the nine months ended September 30, 2020 was primarily due to a net loss of $19.9 million, partially offset by non-cash charges for stock-based compensation of $1.5 million, depreciation and amortization of $1.2 million and non-cash operating lease costs of $1.1 million. Changes in operating assets and liabilities resulted in a decrease to operating cash flow of $2.0 million. Cash outflows from changes in operating assets and liabilities were the result of an increase in accounts receivable of $2.9 million related to increased sales and a decrease in operating lease liabilities of $1.2 million. These cash outflows were partially offset by cash inflows from increases in accounts payable and accrued expenses of $2.3 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 of $2.3 million and $1.4 million, respectively, was related to purchases of property and equipment to support the growth of our business and the capitalization of internal-use software as we expanded our solutions.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 of $221.0 million was related to proceeds from the IPO, net of underwriting discounts and commissions and other offering costs, of $219.8 million and proceeds from exercises of stock options of $1.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 of $74.1 million primarily consisted of $56.9 million in net proceeds from issuance of redeemable convertible preferred stock, $17.0 million in net proceeds from our revolving credit facility, and $6.3 million from a loan under the Paycheck Protection Program. These increases in cash were offset by repayment of the loan under the Paycheck Protection Program of $6.3 million.
Contractual Obligations and Other Commitments
Our principal commitments consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors.
There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2021 from the contractual obligations and commitments disclosed in our Prospectus.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Prospectus.
Recent Accounting Pronouncements
See “Recently Adopted Accounting Pronouncements” in Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for more information.
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

Interest Rate Risk
We had cash and cash equivalents of $258.5 million and $58.6 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Under our Credit Agreement, we may borrow up to $40.0 million as of September 30, 2021 and December 31, 2020, respectively. A hypothetical 10% change in interest rates during the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, namely, British pound and Canadian dollar. Our subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiary’s financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations and comprehensive loss. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
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
We have experienced substantial growth in our business since inception. For example, our revenue was $80.5 million, $49.3 million, $68.4 million, and $48.6 million for the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $15.2 million, $19.9 million, $22.9 million and $29.8 million for the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $118.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.

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
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, including our IPO in July 2021, and borrowings under our credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
•litigation activity; and
•deteriorating general economic conditions.
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
Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the ongoing outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization, variants of COVID-19 or other similar outbreaks or pandemics. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, travel bans and occupancy limits intended to control the spread of the virus. Government authorities, including those in Austin, Texas, where our headquarters is located, previously instituted policies that required most of our employees in that area to work remotely. While strict shelter-in-place and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta variant and other potentially more contagious variants of the COVID-19 virus. These policies have, and are expected to continue to have, an impact on our business and the business of our customers. For example, customers’ inability to access their office resulted in delays in collecting data for use in legal matters and delayed increases in usage of our solution consequently reduced our revenue growth. This impact could increase if further actions that alter our operations are required by applicable government authorities or if we determine further actions are in the best interests of our customers’ or of our employees.
To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and COVID-19 variants, there could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness or ability to enter into or renew contracts with us. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic and COVID-19 variants will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, the timing of vaccine rollouts and rates of vaccination or whether or to what extent the COVID-19 pandemic and COVID-19 variants or the effects thereof may have longer-term unanticipated impacts on our business.
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
As of September 30, 2021, we had three U.S. granted patents and nine pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Further, the exit of the United Kingdom from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom and particularly whether the transfer of personal information from the EEA to the United Kingdom will be lawful under the GDPR. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism,’ and we may be required to implement new processes and put new agreements in place, such as SCC’s, to enable transfers of personal data from the EEA to the United Kingdom to continue.
California also enacted the California Consumer Privacy Act of 2018, or CCPA, which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply, where applicable. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by voters in California as part of the

November 3, 2020 election. The CPRA is expected to significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our solution and other aspects of our business.
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
Risks Related to Being a Public Company
We will continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a newly public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are expected to devote a substantial amount of time to compliance with these requirements, which may divert their attention from managing our business operations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
Based on the number of shares outstanding as of September 30, 2021, our directors, officers and their respective affiliates beneficially owned, in the aggregate, approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers, and the holders of substantially all of our capital stock and securities convertible into our capital stock outstanding prior to our IPO are subject to lock-up agreements entered into in connection with our IPO that restrict their ability to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock through January 16, 2022, subject to certain exceptions. J.P. Morgan Securities LLC and BofA Securities, Inc., the representatives of the underwriters for our IPO, may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock subject to such lock-up agreements will become eligible for sale on January 17, 2022, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, or the Securities Act.
Notwithstanding the foregoing, if at any time beginning October 18, 2021, the last reported closing price of our common stock on the NYSE is at least 25% greater than the price per share at which shares of common stock were sold in our IPO for five out of any ten consecutive trading days ending on or after October 18, 2021, then the terms of the lock-up agreements will expire with respect to 25% of each stockholder’s aggregate number of shares of common stock and securities convertible into or exchangeable for common stock subject to the lock-up agreement as of the date of the Prospectus, or the Early Lock-Up Expiration, and such shares will become for sale immediately prior to the opening of trading on the third trading day following the date on which all of such conditions are satisfied, or the Early Lock-Up Expiration Date; provided, that, if at the time of such Early-Lock-Up Expiration, we are in or within five trading days prior to a broadly applicable and regularly scheduled period during which trading in our securities is not permitted, or a Blackout Period, under our insider trading policy, the date of the Early Lock-Up Expiration will be delayed until immediately prior to the opening of trading on the second trading day following the first date that we are no longer in a Blackout Period under our insider trading policy. In connection with the secondary offering of our common stock by certain of our directors, officers, and stockholders in September 2021, J.P. Morgan Securities LLC and BofA Securities, Inc. granted a waiver to permit such parties to sell an aggregate of 6.1 million shares of common stock in the offering. The shares sold in connection with this offering will be deducted from the number of shares that could otherwise be sold by each stockholder under the Early Lock-Up Expiration provision. On October 18, 2021, the price-based condition for the Early Lock-Up Expiration was satisfied. As a result, the lock-up period will end with respect to approximately 6.6 million shares of common stock on November 15, 2021.
In addition, if (a) January 16, 2022 is scheduled to fall during a Blackout Period under our insider trading policy, (b) at least 135 days have elapsed since the date of our IPO, and (c) we have publicly released results from the quarterly period ending September 30, 2021, then the lock-up period shall end with respect to all remaining shares of common stock and securities convertible into or exchangeable for common stock subject to the lock-up agreement immediately prior to the opening of trading on the tenth trading day prior to the commencement of such Blackout Period. For the avoidance of doubt, notwithstanding anything to the contrary, in no event will the lock-up period end earlier than 135 days after the date of our IPO.

In addition, there were 3.0 million shares of common stock issuable upon the exercise of options outstanding as of September 30, 2021. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
Further, based on shares outstanding as of September 30, 2021, holders of an aggregate of 34.7 million and 41.8 million shares of our capital stock outstanding as of such date had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, respectively.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
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
The following sets forth information regarding all unregistered securities sold during the quarter ended September 30, 2021:
•Form July 1, 2021 to July 21, 2021 (the date of filing our registration statement on Form S-8, File No. 333-258076, we issued an aggregate of 70,542 shares of our common stock upon the exercise of options under our Long Term Incentive Plan at exercise prices ranging from $0.53 to $8.80 per share, for an aggregate purchase price of $0.3 million.
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
As of September 30, 2021, $0.3 million of expenses incurred in connection with our IPO had not yet been paid.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
As previously reported, in December 2020, we entered into a Second Amended and Restated Loan and Security Agreement, or the Credit Agreement, with Comerica Bank, which provides a $40.0 million revolving credit facility with a maturity date of November 30, 2023.
On November 10, 2021, we terminated the Credit Agreement with Comerica Bank. We did not incur any early termination fees in connection with the termination of the Credit Agreement. We expect to recognize the debt extinguishment in the financial statements for the year ending December 31, 2021.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	8-K	001-40624	3.2	July 23, 2021

10.1+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021

10.2+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021

10.3+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021

10.4+	Non-Employee Director Compensation Policy.	S-1/A	333-257435	10.13	July 12, 2021

10.5+*	Amended and Restated Employment Agreement by and between the Registrant and Kiwi Camara.

10.6+*	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.

10.7+*	Amended and Restated Employment Agreement by and between the Registrant and Sean Nathaniel.

10.8+*	Amended and Restated Employment Agreement by and between the Registrant and Andrew Shimek.

10.9+*	Amended and Restated Employment Agreement by and between the Registrant and Keith Zoellner.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

November 10, 2021	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ Michael Lafair
	Name:	Michael Lafair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)