Form 10-K
period 2021-12-31
CS Disco, Inc.
filed 2022-02-25
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40624
CS Disco, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4254444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 N. Capital of Texas Hwy. Suite 150 Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)
(833) 653-4726
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005	LAW	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of the registrant’s shares of common stock as reported by the New York Stock Exchange, was approximately $722.8 million. The registrant has elected to use December 31, 2021 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because the registrant was a privately-held company on June 30, 2021 (the last business day of the registrant’s second fiscal quarter). Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 58,226,209 shares of common stock outstanding as of February 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.
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
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
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
•If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were compromised, we could experience adverse consequences, including, but not limited, to additional costs, loss of revenue, significant liabilities, harm to our brand, or material disruption of our operations.
•Insiders have substantial control over us and will be able to influence corporate matters.

Part I
Item 1. Business
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
Since our incorporation in 2013, and beginning with our founders, DISCO has assembled a team that combines strength in software engineering, cloud computing and AI, with deep legal expertise and a rich understanding of the problems that lawyers and legal professionals face and how they work. This combination of expertise means that our team is distinctly well-positioned to execute on our vision of building technology that powers the legal function across companies in every industry.
Our focus on delivering a solution that legal professionals value is coupled with a simple and transparent usage-based business model. We believe this enables our customers to easily adopt our solution, realize rapid time-to-value, scale their usage within and across applications to match their changing needs and collaborate with others. This has allowed us to build a powerful product-led growth engine that efficiently expands the usage of our solution for more legal matters and use cases within organizations, spreads our solution across the legal ecosystem through collaboration and word-of-mouth and increases the value of our solution as we collect and process more data and lawyers do more legal work in our solution. The success of this growth model is underscored by our dollar-based net retention rate of 146% as of December 31, 2021. As of December 31, 2021, we had 1,126 enterprises, law firms, legal services providers and government organizations as DISCO customers. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of dollar-based net retention rate.
Law affects everyone, from the largest multinational corporations to local mom-and-pop businesses, from the most powerful national governments to the smallest towns and from major civic organizations to individual citizens. The impact of law on the business world is only growing, with businesses today operating in more jurisdictions than ever before and increasingly exposed to a growing number of constantly changing laws and regulations that can materially damage a company’s brand and operations. This has turned the corporate legal function into a mission-critical, strategic component of the modern enterprise and contributed to the growth in global spend on legal services. But despite its enormous scale and attractive opportunities for automation and the application of AI to improve lawyer productivity and job satisfaction, the legal industry has lagged behind other industries in digitization and cloud technology adoption.
Legal work often requires lawyers to collect and review enterprise data to determine the facts. This process includes ediscovery, which refers to the process of collecting, searching and producing digital enterprise data that can constitute documentary evidence and legal document review, which refers to the substantive review of collected digital enterprise data by legal professionals to determine the facts and final evidence in a legal matter. Today, many legal departments rely on a complex and services-heavy network of law firms, legal services providers and legacy point solutions for ediscovery and legal document review. This fragmented, multi-vendor approach is extremely manual, difficult to use and ill-suited to handle the massive growth in the volume, variety and velocity of enterprise data that legal departments are experiencing, which ultimately limits the productivity of legal professionals and their ability to resolve legal matters quickly and on favorable terms. However, recent technological advances such as AI and cloud computing have reached a point of technological maturity where they can enable legal technology applications to transform legal work and automate much of the previously manual, time-consuming work done by legal professionals. At the same time, we believe rapid growth in use of consumer software and other consumer technology, including the proliferation of mobile devices, the generational shift of lawyers and the increasing career mobility of lawyers, are all contributing to a radical change in expectations for legal technology used in the workplace.

Our Solution
Since our inception, our principal goal has been to create experiences that feel “magical” to lawyers, by delivering intuitive, intelligent offerings that are well-tailored to lawyers’ workflows and a joy for legal professionals to use. Our solution is enabled by our deep investment in a modern, scalable cloud architecture that accelerates application development; makes our offerings robust, scalable and secure; and enables us to act as a secure single system of record and engagement for all legal data at enterprise scale. We have built our solution to incorporate the latest advances in automation and AI directly into existing lawyer workflows to multiply lawyer productivity across the ediscovery and legal document review lifecycle. Our cloud-native, AI-powered software is augmented with deep expertise, consultative professional services and flexible customer support that enables us to be a single-source provider and meet the diverse needs of customers in every industry. With our full-stack solution, legal departments no longer need to rely on a fragmented network of slow, antiquated processes and law firms and service providers manually collecting, searching and reviewing documents. We believe this reduces legal costs, increases lawyer productivity and improves legal outcomes. We intend to extend our solution and apply it to other kinds of legal work over time, enabling us to compete for an increasing share of global spend on legal services.
Our full-stack solution currently includes:
•DISCO Ediscovery automates much of the ediscovery process, saving legal departments from costly and cumbersome manual tasks associated with collecting, processing, enriching, searching, reviewing, analyzing, producing and using enterprise data that is at issue in legal matters.
•DISCO Review is AI-powered document review that consistently delivers legal document reviews that are high quality, on time and on budget.
•DISCO Case Builder allows legal professionals to collaborate across teams to effectively build a compelling case by offering a single place to search, organize and review witness testimony and other important legal data.
Key Benefits of Our Solution
Our end-to-end solution was designed to improve the everyday experience of lawyers and legal professionals and improve legal outcomes for legal departments. We deliver the following key benefits:
•Full Stack and Turnkey. We enable customers to consume our offerings in a self-service way or as a turnkey, full-stack solution, giving our customers the flexibility to tailor their ediscovery and legal document review processes to their own legal work strategy and use different combinations of our offerings on different subsets of their legal work. The availability of our full-stack solution removes the need for our customers to manage workflows and data transfer between multiple services providers and point solutions, freeing up legal professionals to focus on higher value legal work. Additionally, because we use DISCO Ediscovery internally to deliver DISCO Review, we are able to maintain a tight feedback loop that accelerates improvement of our solution and training of our AI models, increasing the effectiveness of our overall solution for all customers over time. Our cloud-native, AI-powered solution is augmented with deep expertise, consultative professional services and flexible customer support, enabling us to be a single-source provider and meet the diverse needs of customers across industries.
•High End-User Satisfaction Driven by Applications Built for Lawyers and Other Legal Professionals. We strive to create product experiences that feel “magical” to lawyers: intuitive, easy to use, powerful and comprehensive. Our cloud-native architecture delivers a level of performance comparable to the consumer applications that modern lawyers use every day. Our applications bring sophisticated technology, such as AI, to bear at the right points in a legal workflow in a way that feels natural and is not intimidating to the end user. These characteristics of our solution encourage and accelerate widespread adoption by lawyers and other legal professionals, which in turn accelerates the time to value for our customer.
•Increased Accuracy and Quality of Review. Our solution allows lawyers to use AI and analytics integrated into a lawyer-friendly and highly automated workflow to increase the accuracy and quality of legal reviews. These innovations allow lawyers to spend less time finding and fixing human errors and managing the routing of documents through lawyer workflows and more time on higher value tasks that require legal judgment. Customers can realize these benefits either by leveraging DISCO Review or using DISCO Ediscovery as the solution on which existing law firms and legal services providers conduct legal document review themselves.
•Faster Resolution of Legal Matters with Better Outcomes. Our solution enables lawyers to determine the facts and use those facts to assess legal matters and produce evidence more quickly. We believe this enables them to resolve legal matters faster, which can result in significantly reduced legal costs and the reduction or avoidance of legal risks across their full portfolio of legal matters.
•Scalable, Secure, Single System of Record and Engagement for Legal Data. The scalability, performance and extensibility of our cloud-native architecture allows customers to use DISCO as a secure single system of record and engagement for all enterprise data related to legal matters at enterprise scale. This enhances the security and integrity of our customers’ enterprise data involved in legal matters, provides fine-grained control over user access to this data and the workflows users employ and empowers lawyers to easily search, visualize and interact with the complete corpus of enterprise data involved in legal matters in real time and in one place. With a single system of record and engagement, our AI models can continuously learn from all of a customer’s data and legal work product across all legal matters, enabling our customers to gain insights from legal work performed in earlier legal matters to accelerate legal work in subsequent legal matters.
•Cost Flexibility and Predictability. Our single, end-to-end solution replaces the fragmented landscape of solutions and vendors historically used by legal departments. The solutions we replace often include separate, high and unpredictable costs for different parts of the ediscovery and legal document review process, such as processing, the review platform, analytics and infrastructure. By contrast, our simple, all-in pricing model and flexible terms align with our customers’ needs, are easy to understand and guarantee costs for our customers, allowing legal departments to improve cost predictability and budget planning.
Our Customers
As of December 31, 2021, we had 1,126 customers, increasing from 825 as of December 31, 2020. Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and governmental organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our solution is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and product development efforts because we do not need to tailor them to a wide range of different customer use cases.
We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our solution and use many law firms across their legal matters, as well as law firms and service providers that use our solution for multiple clients, are each treated as one customer. Regardless of who we contract with, the ultimate payer is almost always the corporate legal department, with law firms and service providers passing on our bills to their client for reimbursement.
In 2021, no customer accounted for more than 10% of our revenue and less than 10% of our revenue was generated from customers outside of the United States.
Our Growth Strategies
We are pursuing multiple levers for future growth:
Fuel the DISCO Product-Led Growth Engine
•Maintain and Advance Our Innovation and Brand. We intend to keep combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work.
•Add New Customers. We believe we have a significant opportunity to further grow our customer base and our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. As of December 31, 2021, we had 1,126 customers, increasing from 825 customers as of December 31, 2020.
•Increase Usage and Penetration Within Our Existing Customer Base. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of applications that they already buy from us, selling more of our existing applications to existing customers, and, in the future, introducing additional applications to sell to existing customers.

Extend our Reach
•Expand Our Sales Coverage and Establish a Digital Sales Channel. We intend to continue to increase our salesforce headcount in strategic locations across the United States and globally. Additionally, we plan to develop a digital, self-service sales channel that can simplify the sales process and enable customers to easily adopt our solution through our website without the need to speak with a sales representative.
•Expand Internationally. Our market is global and we have a significant opportunity to expand internationally. In 2021, less than 10% of our revenue was generated by customers outside of the United States.
•Extend and Strengthen Our Channel Partnerships and Integrations. We intend to cultivate and leverage channel partners to grow our market presence, enhance the virality of our solution and drive greater sales efficiency.
•Expand Our Offering Portfolio. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time.
•Pursue Strategic Acquisitions and Strategic Investments. We intend to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our solution and bring talent to our company.
Our Employees and Culture
We believe that great achievements come from aiming great people at big problems, and that our employees, who we call “Discovians,” are the principal driver of our success. We strive to attract, retain, develop and promote humble, curious and empathetic Discovians across all areas of our business. We are committed to fostering a diverse and inclusive workplace that values input from every corner of our business and creating an environment where all people feel welcome and connected regardless of their background. Our culture is guided by the principles we set forth in our MAGIC core values: Meaningful impact, All-in, Grit and grace, Innovation and Craft. These principles shape our culture and guide the way we work, support each other and our communities and serve our customers. We believe that our culture and commitment to giving back to our community are critical to advancing our mission of using technology to strengthen the rule of law.
Diversity, equity and inclusion is a cornerstone of our strategy in this regard: we are committed to making DISCO a place where all people feel welcome and connected regardless of their background. Our aim is to build a company where great people can do the work of their lives and where every Discovian can see the impact that their work has on advancing our mission of using technology to strengthen the rule of law. We believe one of the greatest contributors to satisfaction at work is working with people who are good at their jobs and who are also good human beings. We have focused on building a culture that encourages bold experimentation and innovation and that is rigorous about measuring the results of our innovation so that we can direct investment toward ideas that work and away from ideas that do not. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity and other incentive plans are to attract, retain and motivate selected employees, consultants and directors. As of December 31, 2021, we had 470 full-time employees.
Sales and Marketing
We sell our solution through a direct sales force which is organized based on the stages of our sales motion. Our sales organization includes sales development representatives, field sales, inside sales, solution architects and our customer success team. Our sales development representatives are responsible for finding and initiating contact with prospective customers, booking initial meetings with our sales team and demonstrating our applications. Our field and inside sales teams are responsible for converting interested prospects into DISCO customers and then expanding our relationship with existing customers by increasing their usage of our applications and cross-selling additional applications. Our solution architects provide deep expertise in our technology and are responsible for providing current and prospective clients with technical and workflow sales consulting. Once a customer is signed, our customer success team is responsible for onboarding our customers and driving user adoption in each customer organization. Our customer success professionals maintain ongoing relationships with users at our customers and partner with our sales team to secure referrals and capture upsell opportunities.
In addition to our direct sales force, we also sell through legal services providers who buy our applications and resell them to their own customers, often in combination with professional services. The customers of our customers who are legal services providers are generally legal departments and law firms. Some of our law firm customers additionally buy our applications for the purpose of reselling them to their clients, who are legal departments, often in combination with professional services and legal services.
One particular area of focus of our sales team is the conversion of users into customers. Our typical entry into an organization is through lawyers at corporate legal departments and law firms. These or other customers also use our applications to collaborate with other legal industry participants who may or may not be our customers. For example, a legal department may add users who work at law firms that are not yet our customers. We aim to proactively secure referrals to other prospective customers as well as converting users of our solution who are not yet customers.
Our marketing activities are focused on building our brand reputation, increasing awareness of our solution among potential customers, converting users into customers and otherwise driving customer demand. We reach potential customers and generate leads for our sales team through a combination of customer prospecting, content marketing, social media, digital marketing, public relations, event marketing and sponsorships. We also incorporate lead generation directly into our product experience, with buttons that enable our customers to easily increase their usage, add new applications and engage our experts for additional support. Additionally, we believe we have an attractive opportunity to develop a more robust digital sales channel that can further facilitate efficient, self-service adoption by our customers.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of our cloud-native solution and platform. We believe that our substantial and continued investment in research and development, including hiring top engineering talent, in conjunction with our focus on having lawyers and legal professionals involved in every aspect of the product development process is critical to expanding our leadership position and developing applications that seem magical to our users. Additionally, our product development process and roadmap are informed by the continuous feedback we receive from Discovians who use our software as part of our DISCO Review offering and in our support and professional services organization.
Our Competition
Our market is rapidly evolving and highly competitive. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of on-premise point solutions and human professional services. To win new customers, we must displace these incumbent solutions.
We believe our competitors fall into several categories:
•Legal services providers. Competitors in this category include large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional services firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP and a large number of smaller regional and local legal services providers. Certain law firms also provide ediscovery solutions and legal document review services to their clients that may compete with our solutions for discrete matters.
•Legacy on-premise software. Competitors in this category include Nuix Limited, Open Text Corporation, Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation, as well as many other smaller software companies.
•Cloud software. Competitors in this category include Everlaw, Inc., Logik Systems, Inc. (d.b.a. Logikcull), Relativity through its RelativityOne product offering and Reveal Data Corporation as well as many other smaller software companies.
In addition, we expect to expand our solution to address additional areas of the legal function and we will likely face further competition from existing companies in such areas.
We believe the principal competitive factors in our market include the following:
•level of user satisfaction;
•ease of deployment, implementation and use;
•scalability, reliability, security and performance;
•breadth of offering;

•solution features and capabilities;
•accuracy, quality and speed of review;
•ability to connect multiple stakeholders in a cloud-based solution;
•quality and use of AI;
•comprehensiveness, quality and availability of support and professional services;
•brand awareness and reputation; and
•cost and predictability of costs.
We believe we generally compete favorably with our competitors on the basis of these factors. However, certain of our competitors may have greater name recognition, longer operating histories, more established customers, substantially greater financial and technical resources and larger sales and marketing budgets than we do.
Intellectual Property
We rely on certain intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights with respect to employees, contractors, customers and partners.
We have certain registrations (and applications for registration) for intellectual property rights. As of December 31, 2021, we held three U.S. granted patents and 11 pending U.S. patent applications. Our three issued U.S. patents are scheduled to expire on June 28, 2037. As of December 31, 2021, we held one registered U.S. trademark. As of December 31, 2021, we held seven domain names in the United States and in foreign jurisdictions. The existence of a pending application is not an assurance that it will issue or lead to a registration.
Government Regulation
Our business is and will continue to be subject to extensive and evolving U.S. federal, state and foreign laws, rules and regulations, including the rules and regulations of the organizations and other authorities governing the legal profession in the jurisdictions in which we or our customers operate. In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our solution, the design and operation of websites and internet neutrality. See the section titled “Risk Factors - Risks related to Litigation, Regulatory Compliance and Governmental Matters - We operate in a highly regulated industry and either are or may be subject to a wide range of federal, state and local, as well as foreign, laws, rules and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.”
Facilities
Our corporate headquarters is located in Austin, Texas, where we lease approximately 49,000 square feet pursuant to a lease that expires in October 2022. This office is leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
Corporate Information
We were incorporated in Delaware in December 2013. Our principal executive offices are located at 3700 N. Capital of Texas Hwy., Suite 150, Austin, Texas 78746, and our telephone number at that address is (833) 653-4726. Our website address is www.csdisco.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.csdisco.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. As a result, the trading price of our common stock could decline.
Risks Related to Our Growth and Capital Requirements
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business since inception. For example, our revenue was $114.3 million and $68.4 million for the years ended December 31, 2021 and 2020, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $24.3 million and $22.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $127.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, including our IPO in July 2021, and borrowings under our former credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K. Our market is developing and may develop differently than we expect. Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K and other filings we make from time to time with the SEC are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.
The variables that go into the calculation of our market opportunity are subject to change over time and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our solution at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our solution and applications and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Annual Report on Form 10-K, we may not be successful in capitalizing on such market opportunity and our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2021, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. Beyond the United States, we have operational presence in several international jurisdictions, including the United Kingdom where our subsidiary, CS Disco, Ltd., is located. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the ongoing COVID-19 pandemic, variants of COVID-19 or other similar outbreaks or pandemics. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, travel bans and occupancy limits intended to control the spread of the virus. Government authorities, including those in Austin, Texas, where our headquarters is located, previously instituted policies that required most of our employees in that area to work remotely. While strict shelter-in-place and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the COVID-19 virus. These policies have, and are expected to continue to have, an impact on our business and the business of our customers. For example, customers’ inability to access their office resulted in delays in collecting data for use in legal matters and delayed increases in usage of our solution consequently reduced our revenue growth. This impact could increase if further actions that alter our operations are required by applicable government authorities or if we determine further actions are in the best interests of our customers’ or of our employees.
To the extent that these restrictions remain in place or are reinstated, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and COVID-19 variants, there could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness or ability to enter into or renew contracts with us. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic and COVID-19 variants will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, availability and rates of vaccination or whether or to what extent the COVID-19 pandemic and COVID-19 variants or the effects thereof may have longer-term unanticipated impacts on our business.
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
As of December 31, 2021, we had three U.S. granted patents and 11 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.

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
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and other non-regulatory obligations related to data privacy and security could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm or otherwise harm our business.
In the ordinary course of business, we process personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the collection, use, storage, disclosure, transfer or other processing of personal information regarding individuals located in the European Economic Area, or EEA, and/or carried out in the context of the activities of our establishment in any EEA member state, may be subject to the European Union General Data Protection Regulation, or EU GDPR. The EU GDPR is wide-ranging in scope and imposes numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR permits data protection authorities to impose large penalties for violations of the EU GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The EU GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Additionally, the United Kingdom, or UK, following its exit from the EU, has implemented its own version of the EU GDPR which is known as the UK GDPR; it is currently substantially similar to the EU GDPR, but could diverge in the future, which could complicate our compliance efforts and increase the risk that we fail, or are perceived to have failed, to comply. Furthermore, there is a proposed regulation related to artificial intelligence, or AI, that, if adopted, could impose onerous obligations related to the use of AU related systems. Such regulations may require us to change our business practices.
Moreover, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA absent certain safeguards. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism in which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. The Standard Contractual Clauses require parties that rely upon them to comply with addition obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there is some uncertainty regarding whether the Standard Contractual Clauses will remain a valid legal mechanism for transfers of personal information out of the EEA.
Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of protection for personal information. As such, our processing of personal information from Europe may not comply with European data protection law, may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand for our services from companies subject to European data protection laws. Challenges involving import personal information from Europe may also require us to increase our data processing capabilities in Europe at significant expense. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
Additionally, Brexit has created uncertainty with regard to the transfer of personal information from the EEA to the United Kingdom. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal information from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the United Kingdom will require a valid ‘transfer mechanism,’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal information from the EEA to the United Kingdom to continue.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which is applies. For example, the CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that may increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, the majority of which becomes effective on January 1, 2023, will modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states have also enacted data privacy laws. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors).
With laws and regulations worldwide imposing evolving and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our solution. We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our published policies and documentation. Any failure or perceived failure by us to comply with our privacy policies, our data privacy- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to data privacy or information security may result in significant consequences. These consequences may include, but are not limited to, governmental investigations or enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation, claims or public statements against us by consumer advocacy groups or others, which could result in significant liability or cause our customers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal information, or orders to destroy or not use personal information, any of which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
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
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were comprised, we could experience adverse consequences, including, but not limited, to additional costs, loss of revenue, significant liabilities, harm to our brand, or material disruption of our operations.
Our business involves the collection and storage of potentially highly sensitive electronic documentation for use in various legal matters, including litigation and governmental investigations. In addition, we collect and maintain data about individuals and customers, including personally identifiable information, as well as other confidential, privileged or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information or other sensitive information our behalf.
Despite the implementation of security measures in an effort to protect our information and the systems on which it is stored, given their size and complexity and the increasing amounts of information maintained on our information technology systems and those of third parties upon whom we rely, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect. Other threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), personnel misconduct or error, and supply-chain attacks. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks.
The techniques used to sabotage or to obtain unauthorized access to our systems, networks and/or physical facilities in which data is stored or through which data is transmitted, or those of the third parties upon whom we rely, change frequently and we or our vendors may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our solution, systems, networks and physical facilities and any such measures implemented by our vendors, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Any of these threats may lead to significant adverse consequences, including compromise of our system infrastructure or the loss, destruction, alteration, denial of access to, disclosure or dissemination of, or damage or unauthorized access to, our information technology systems, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information) or data that is processed or maintained on our behalf, or other assets.

We are required to comply with laws, rules, regulations and other obligations that require us to maintain the security of personal information. A security breach may also cause us to violate the terms of our customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information.
We cannot guarantee that our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. We operate in an industry that is prone to cyber-attacks. Our solution, systems, networks and physical facilities, and those of our vendors, could be attacked and/or breached and personal information could be compromised. Third parties have exploited in the past, and could exploit in the future, vulnerabilities in, or could obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our vendors.
If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our solution as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our solution and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
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
•Changes in tax laws, tax treaties and regulations or the interpretation of them, including the Tax Act and federal income tax legislation proposed by Congress (which has not yet been enacted);
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for credit losses, fair value of financial instruments, valuation of stock-based compensation, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.
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
If we fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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
We have in the past experienced material weaknesses in our internal controls over financial reporting, including in the course of preparing our audited consolidated financial statements for the year ended December 31, 2019. Management has concluded that our internal control over financial reporting was effective as of December 31, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
Based on the number of shares outstanding as of December 31, 2021, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
•our involvement in litigation;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock.
An active public market for our common stock may not be sustained.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
In addition, there were 2.6 million shares of common stock issuable upon the exercise of options and 0.5 million shares of common stock issuable upon the vesting and settlement of restricted stock units outstanding as of December 31, 2021. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of December 31, 2021, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Austin, Texas where we currently occupy approximately 49,000 square feet of office space pursuant to a lease that expires in October 2022. We may lease or purchase additional space as needed to accommodate our needs.

Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the New York Stock Exchange under the symbol “LAW” since July 21, 2021. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $32.00 per share on July 20, 2021. On February 15, 2022, the last reported sale price of our common stock on the New York Stock Exchange was $40.49. As of February 15, 2022, we had 42 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.
Use of Proceeds from Registered Securities
On July 23, 2021, we completed our IPO in which we issued and sold 7,700,000 shares of our common stock at the IPO price of $32.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 500,000 shares of common stock from us and 200,000 shares of common stock from the selling stockholder named in the final prospectus, or the Prospectus, for our IPO, filed with the SEC on July 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act, resulting in net proceeds to us of approximately $223.2 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholder. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-257435), which was declared effective by the SEC on July 20, 2021.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 14% of our revenue for the years ended December 31, 2021 and 2020, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our solution, our customers often increase usage of our solution to cover additional legal matters and adopt more of our offerings. As our customers use our solution over time, the amount of enterprise data in our solution increases, enhancing the strategic value and stickiness of our solution within an organization. This dynamic of increased activity from our existing customers and overall user satisfaction is best demonstrated by our dollar-based net retention rate. As of December 31, 2021 and 2020 our dollar-based net retention rate was 146% and 127%, respectively.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our solution is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases. As of December 31, 2021, we had 1,126 customers, increasing from 825 customers as of December 31, 2020, respectively. As of December 31, 2021 we had 214 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period, increasing from 141 large customers as of December 31, 2020. Large customers accounted for approximately 81%, and 74% of our revenue for the years ended December 31, 2021 and 2020, respectively.
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
We have experienced rapid growth in recent periods. Since inception, we have raised $401.1 million of capital, of which $240.0 million was obtained through the proceeds of our initial public offering and $161.1 million through the sale of redeemable convertible preferred stock. We had $255.5 million of cash and cash equivalents as of December 31, 2021. We generated revenue of $114.3 million and $68.4 million in the years ended December 31, 2021 and 2020, respectively, representing a period-over-period growth of 67%. Our net loss was $24.3 million and $22.9 million for the years ended December 31, 2021 and 2020, respectively. We generated Adjusted EBITDA of $(16.3) million and $(19.9) million for the years ended December 31, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate instituted shelter-in-place orders in March and April 2020 to mitigate the outbreak of COVID-19, forcing court closures and causing general delays in litigation proceedings, as well as leading to delays in the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020, during which we generated $15.7 million in each quarter. In addition, we executed a reduction in our workforce in March 2020 in response to the COVID-19 pandemic.

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
We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, they may decrease or delay their legal spending or request pricing discounts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. In addition, in response to the spread of COVID-19, we have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. In September 2021, we opened our headquarters to employees on a voluntary basis. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
The global impact of COVID-19 continues to rapidly evolve and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition. For additional details, see the section titled “Risk Factors”.
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
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt integrated, easy-to-use solutions like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. As of December 31, 2021, we had 1,126 customers, increasing from 825 customers as of December 31, 2020. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our offerings, the offerings of our competitors and the effectiveness of our marketing efforts. We will need to dedicate significant resources to further develop the market for our solution and expand, retain and motivate our sales and marketing personnel.
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
A further indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net retention rate, which compares our revenue from the same set of customers in one period to the prior year period. As of December 31, 2021 and 2020, our dollar-based net retention rate was 146% and 127%, respectively. We calculate our dollar-based net retention rate as of the end of a period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. Our dollar-based net retention rate could decrease over time as our customer base matures and the amount of revenue used in the denominator to calculate net retention grows.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In 2021, less than 10% of our revenue was generated by customers outside of the United States. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
In the years ended December 31, 2021 and 2020, usage-based revenue represented 89% and 86% of our total revenue, respectively. In the years ended December 31, 2021 and 2020, subscription revenue fees represented 11% and 14% of total revenue, respectively.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our solution. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of our solution. Personnel costs include salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. We intend to continue to invest additional resources in our infrastructure to expand the capability of solutions and ensure that our customers are realizing the full benefit of our solutions. The level, timing and relative investment in our cloud infrastructure could affect our cost of revenue in the future. Additionally, cost of revenue in future periods could be impacted by changes in outsourced staffing costs and amortization associated with capitalized internal-use software costs.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses and refund of sales and use taxes. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, share-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the year ended December 31, 2020, certain operating expenses decreased as a result of the COVID-19 pandemic and a related reduction in force. Certain expenses impacted by COVID-19 resumed in 2021, although the magnitude of these expenses did not reach pre-pandemic levels.
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our solution. During the year ended December 31, 2020, growth in research and development expenses was offset by a one-time reduction in force in response to the COVID-19 pandemic. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our solution. Our research and development expenses may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses decreased in the year ended December 31, 2020 due to the COVID-19 pandemic and resumed in the second half of 2021, although the magnitude of these expenses has not reached pre-pandemic levels. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.

General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses.
In the year ended December 31, 2021, we incurred additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of total revenue from period to period.
Refund of Sales and Use Taxes
Refund of sales and uses taxes consist of a one-time gain due to a sales tax refund related to sales tax paid in prior periods based on the resolution of a sales tax audit.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Year Ended December 31,
(in thousands)	2021	2020

Revenue	$114,342	$68,444
Cost of revenue(1)	31,098	20,449
Gross profit	83,244	47,995
Operating expenses:
Research and development(1)	34,414	26,599
Sales and marketing(1)	47,045	31,061
General and administrative(1)	25,614	13,893
Refund of sales and use taxes	—	(1,057)
Total operating expenses	107,073	70,496
Loss from operations	(23,829)	(22,501)
Other income (expense):
Interest and other income	106	155
Interest and other expense	(540)	(456)
Total other income (expense)	(434)	(301)
Loss from operations before income taxes	(24,263)	(22,802)
Income tax provision	(81)	(71)
Net loss	$(24,344)	$(22,873)
Less accretion of redeemable convertible preferred stock	(56)	(92)
Net loss attributable to common stockholders	$(24,400)	$(22,965)
______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2021	2020

Cost of revenue	$57	$28
Research and development	2,081	864
Sales and marketing	1,258	335
General and administrative	2,207	766
Total	$5,603	$1,993

	Year Ended December 31,
	2021	2020

Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	27	30
Gross profit	73	70
Operating expenses:
Research and development	30	39
Sales and marketing	41	45
General and administrative	22	20
Refund of sales and use taxes	—	(2)
Total operating expenses	94	103
Loss from operations	(21)	(33)
Other income (expense):
Interest and other income	*	*
Interest and other expense	*	(1)
Total other income (expense)	*	*
Loss from operations before income taxes	(21)	(33)
Income tax provision	*	*
Net loss	(21)	(33)
Less accretion of redeemable convertible preferred stock	*	*
Net loss attributable to common stockholders	(21)	(34)
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$114,342	$68,444	$45,898	67%
Total revenue increased by $45.9 million, or 67%, for the year ended December 31, 2021 compared to the same period in 2020. Approximately 70% of the increase is related to additional usage and adoption of our solution by our existing customers. The remaining 30% increase in revenue is related to new customers added throughout the period.
Cost of Revenue

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$31,098	$20,449	$10,649	52%
Percentage of revenue	27%	30%

Total cost of revenue increased by $10.6 million, or 52%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily driven by an increase in outsourced staffing vendor fees of $5.3 million and costs for cloud hosting of $2.0 million related to increased usage of our solution. Additionally, cost of revenue increased $2.9 million due to increased personnel costs, including stock-based compensation, as a result of increased headcount.
Operating Expenses
Research and Development

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$34,414	$26,599	$7,815	29%
Percentage of revenue	30%	39%
Research and development expenses increased by $7.8 million, or 29%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily driven by an additional $8.3 million in personnel costs, including stock-based compensation, as a result of increased headcount. Additionally, professional services expense increased $0.2 million related to security and compliance. These increases were offset by a decrease of $0.5 million of restructuring charges related to the one-time reduction in force that occurred in the first quarter of 2020.
Sales and Marketing

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$47,045	$31,061	$15,984	51%
Percentage of revenue	41%	45%
Sales and marketing expenses increased by $16.0 million, or 51%, for the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily related to an additional $12.3 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.7 million to support the additional headcount. Additionally, marketing expenses increased $2.5 million and professional services expense increased $0.5 million to support our growth.
General and Administrative

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$25,614	$13,893	$11,721	84%
Percentage of revenue	22%	20%
General and administrative expenses increased by $11.7 million, or 84%, for the year ended December 31, 2021 compared to the same period in 2020. This increase was primarily attributable to an additional $6.2 million in personnel costs, including stock-based compensation, as a result of increased headcount and a $3.0 million increase in professional services related to additional compliance requirements of being a public company. Additionally, corporate insurance expense and franchise taxes increased $2.2 million as a result of our recent initial public offering.

Refund of Sales and Use Taxes

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Refund of sales and use taxes	$—	$(1,057)	$1,057	(100%)
Percentage of revenue	—%	2%
During the year ended December 31, 2020, we received a sales tax refund of $1.1 million related to sales tax paid in prior periods based on the resolution of a sales tax audit. There were no similar transactions in the current period.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense, provision for income taxes, interest and other, net, stock-based compensation expense, payroll tax expense on employee stock transactions, refund of sales and use taxes related to sales tax in prior periods and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results.
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization expense is a non-cash charge, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense and payroll tax expense on employee stock transactions; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; and (vi) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP. We expect Adjusted EBITDA to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(24,344)	$(22,873)
Depreciation and amortization expense	1,674	1,624
Provision for income taxes	81	71
Interest and other, net	434	301
Stock-based compensation expense	5,603	1,993
Payroll tax expense on employee stock transactions	264	20
Refund of sales and use taxes	—	(1,057)
Adjusted EBITDA	$(16,288)	$(19,921)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our former revolving credit facility. As of December 31, 2021 and 2020, our principal sources of liquidity were cash and cash equivalents, totaling $255.5 million and $58.6 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of December 31, 2021:

	Payments Due by Period
	Less than 1 Year	2-3 Years	4-5 Years	Total
	(in thousands)
Operating lease commitments(a)	$911	$—	$—	$911
Finance lease commitments(b)	101	—	—	101
Cloud platform purchase commitments(c)	17,900	36,000	18,000	71,900
Other purchase commitments(d)	903	457	—	1,360
Total	$19,815	$36,457	$18,000	$74,272
a.We occupy certain facilities under non-cancelable lease arrangements. Our only lease agreement is set to expire in October 2022. We may lease or purchase additional space as needed to accommodate our needs.
b.We lease certain furniture and fixtures classified as a finance lease. The leased furniture is depreciated on a straight-line basis over the life of the lease and is included in depreciation expense.
c.Cloud platform purchase commitments encompass non-cancellable agreements to support our software. These expenses are incurred as services are performed and are in the normal course of business.
d.Other purchase commitments encompass non-cancellable software agreements to support our internal functions. These expenses are incurred as services are performed and are in the normal course of business.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in 2022. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(21,642)	$(22,712)	$1,070	(5)%
Cash used in investing activities	(3,107)	(1,904)	(1,203)	63%
Cash provided by financing activities	221,657	59,961	161,696	270%
Net increase in cash and cash equivalents	$196,908	$35,345	$161,563	457%
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, marketing expenses, hosting expenses and overhead expenses. We have historically generated negative cash flows and have supplemented working capital requirements primarily through net proceeds from the sale of equity securities.
Net cash used in operating activities for the year ended December 31, 2021 was $21.6 million, a decrease of $1.1 million from net cash used in operating activities of $22.7 million for the year ended December 31, 2020. The change in cash flow used in operations was primarily due to an increase in net loss of $1.5 million. Fluctuations in net loss are further explained in the Comparison of Years Ended December 31, 2021 and 2020 section included elsewhere in Management’s Discussion and Analysis. The increase in cash used in operating activities was also due to an increase in accounts receivable of $2.7 million related to revenue growth and an increase in other current assets of $3.1 million related to various prepaid expenses. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $3.6 million due to additional equity awards issued during the period with increased underlying share values and an increase in accounts payable and accrued expenses of $3.8 million related to growth of our operations.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $3.1 million, an increase of $1.2 million from net cash used in investing activities of $1.9 million for the year ended December 31, 2020. The increase in cash used in investing activities was related to purchases of property and equipment to support the growth of our business and the capitalization of internal-use software associated with additional features in our solution.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $221.7 million, an increase of $161.7 million from net cash provided by financing activities of $60.0 million for the year ended December 31, 2020. The change in cash flows were primarily related to an increase in net proceeds from equity financings of $159.9 million. In the year ended December 31, 2021 we received $219.8 million in net proceeds from our IPO. In the year ended December 31, 2020, we received $59.9 million in net proceeds from issuance of redeemable convertible preferred stock. Additionally, proceeds from exercises of stock options increased $1.8 million due to an increase in option exercise activity related to our stock being publicly traded.
During the year ended December 31, 2020, we received and repaid $23.3 million of proceeds from our revolving credit facility and the Paycheck Protection Program. We had no borrowings in the year ended December 31, 2021.
Critical Accounting Estimates
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
While our significant accounting policies are more fully described in Note 2 in the notes to our consolidated financial statements included elsewhere in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 3 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our performance obligations consist of usage-based and subscription solutions. Our usage-based revenue is generated from solutions that are typically billed on a monthly basis based on actual usage. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Usage amounts above the minimum data volume are considered usage-based revenue. Subscription arrangements are typically billed on a monthly, quarterly or annual basis with revenue recognized on a ratable basis over the contractual term. On a limited basis, we enter into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. We do not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized have been immaterial to date.
In general, we satisfy the majority of our performance obligations over time as we transfer the promised solutions to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances, and our remaining performance obligations. These evaluations involve uncertainty because they may require significant judgment that could affect the timing and amount of revenue recognized. Usage-based revenue is recognized monthly based on actual usage and subscription revenue is recognized on a ratable basis over the contractual term, which is generally one year.
Internal-Use Software Development
We capitalize certain costs related to the development of our solution and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in our consolidated statements of operations and comprehensive loss. The capitalization of internal-use software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solution, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
Stock-Based Compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award.
Determining the fair value of stock-based awards at the grant date requires judgment. Prior to the completion of our IPO in July 2021, we used the Black-Scholes option-pricing model to determine the fair value of stock options granted to our employees and directors. Subsequent to the completion of our IPO, the grant date fair value of equity awards is determined using the fair value of our common stock on the date of grant. The determination of the grant date fair value of stock options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:
•Fair value of the common stock. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including the results of contemporaneous independent third-party valuations of our common stock; the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock; the prices of redeemable convertible preferred stock sold by us to third-party investors in arms-length transactions; the lack of marketability of our common stock; actual operating and financial results; current business conditions and projections; our history and the timing of the introduction of new applications; our stage of development; the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions; the market performance of comparable publicly-traded companies; recent secondary stock sales transactions; and U.S. and global market conditions. Subsequent to our IPO, the fair value of our underlying common stock is determined by the closing price of our common stock on the date of grant, as reported by the NYSE.
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified calculation of expected term, as we do not have sufficient historical data to use any other method to estimate expected term.
•Expected volatility. The expected volatility is derived from an average of the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size and operational and economic similarities to our principle business operations.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock-based awards.
•Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of our stock options:

Year Ended December 31,
	2021	2020
Stock options:
Risk-free interest rate	0.8%-1.3%	0.4%-1.7%
Weighted-average expected term of the options	6.25 years	6.25 years
Expected dividend rate	— %	— %
Expected volatility	52%-54%	49%-52%
If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation expense may differ. For example, a 10% increase in the fair value of common stock would cause a $0.5 million increase in stock-based compensation recognized over the requisite service period for stock options granted in 2021.
We have also granted restricted stock awards (“RSAs”), and commencing in 2021, we granted restricted stock units (“RSUs”). Stock-based compensation related to RSAs and RSUs is measured based on the fair value of the common stock on the grant date. It is recognized in our consolidated statement of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.

Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies” in Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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
7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of CS Disco, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CS Disco, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young, LLP
We have served as the Company’s auditor since 2018.
Austin, Texas
February 25, 2022

CS DISCO, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$255,477	$58,569
Accounts receivable, net	20,740	12,912
Other current assets	4,634	1,364
Total current assets	280,851	72,845
Property and equipment, net	5,335	3,873
Operating lease right-of-use assets	864	1,850
Other assets	351	539
Total assets	$287,401	$79,107
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,686	$3,588
Accrued expenses	2,844	641
Accrued salary and benefits	7,955	5,240
Deferred revenue	2,175	1,642
Operating leases	890	1,018
Finance lease	99	112
Total current liabilities	18,649	12,241
Operating lease, non-current	—	890
Finance lease, non-current	—	99
Other liabilities, non-current	75	—
Total liabilities	18,724	13,230
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock $0.005 par value, issuable in Series A-F no shares and 178,967 shares authorized as of December 31, 2021 and 2020, respectively; no shares and 35,793 shares issued and outstanding as of December 31, 2021 and 2020, respectively; no aggregate liquidation preference as of December 31, 2021 and $161,134 aggregate liquidation preference as of December 31, 2020	—	160,800
Stockholders’ equity (deficit)
Preferred stock $0.005 par value, 100,000 and no shares authorized, as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock $0.005 par value, 1,000,000 and 277,406 shares authorized as of December 31, 2021 and 2020, respectively; 58,010 and 13,533 shares issued and outstanding as of December 31, 2021 and 2020, respectively	291	68
Additional paid-in capital	395,850	8,129
Accumulated deficit	(127,464)	(103,120)
Total stockholders’ equity (deficit)	268,677	(94,923)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$287,401	$79,107

CS DISCO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$114,342	$68,444
Cost of revenue	31,098	20,449
Gross profit	83,244	47,995
Operating expenses:
Research and development	34,414	26,599
Sales and marketing	47,045	31,061
General and administrative	25,614	13,893
Refund of sales and use taxes	—	(1,057)
Total operating expenses	107,073	70,496
Loss from operations	(23,829)	(22,501)
Other income (expense)
Interest and other income	106	155
Interest and other expense	(540)	(456)
Loss from operations before income taxes	(24,263)	(22,802)
Income tax provision	(81)	(71)
Net loss	$(24,344)	$(22,873)
Less accretion of redeemable convertible preferred stock	(56)	(92)
Net loss attributable to common stockholders	$(24,400)	$(22,965)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,208	13,171

CS DISCO, INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2021 and 2020
(in thousands)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	31,755	$100,774	13,332	$67	$5,827	$(80,247)	$(74,353)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	4,038	59,934	—	—	—	—	—
Issuance of warrant	—	—	—	—	84	—	84
Accretion to redemption value	—	92	—	—	(92)	—	(92)
Exercise of stock options	—	—	215	1	446	—	447
Repurchase of common stock related to net share settlement	—	—	(14)	—	(138)	—	(138)
Stock compensation expense	—	—	—	—	2,002	—	2,002
Net loss	—	—	—	—	—	(22,873)	(22,873)
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	56	—	—	(56)	—	(56)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,500	37	219,490	—	219,527
Conversion of redeemable convertible preferred stock	(35,793)	(160,856)	35,793	179	160,677	—	160,856
Exercise of stock options	—	—	933	6	2,281	—	2,287
Exercise of warrants	—	—	50	—	146	—	146
Issuance of RSAs	—	—	201	1	(1)	—	—
Repurchase of common stock related to net share settlement	—	—	(15)	—	(476)	—	(476)
Vesting of restricted stock units	—	—	15	—	—	—	—
Stock compensation expense	—	—	—	—	5,660	—	5,660
Net loss	—	—	—	—	—	(24,344)	(24,344)
Balance at December 31, 2021	—	$—	58,010	$291	$395,850	$(127,464)	$268,677

CS DISCO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(24,344)	$(22,873)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,674	1,624
Stock-based compensation	5,603	1,993
Charge to allowance for credit losses	833	451
Loss (Gain) on disposal of long-lived assets	(1)	6
Non-cash operating lease costs	986	1,337
Non-cash interest	240	70
Changes in operating assets and liabilities:
Accounts receivable	(8,662)	(6,001)
Other current assets	(3,168)	(24)
Other long-term assets	(24)	31
Accounts payable	1,091	(397)
Accrued expenses and other	4,615	2,263
Deferred revenue	533	224
Operating lease liabilities	(1,018)	(1,416)
Net cash used in operating activities	(21,642)	(22,712)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(3,107)	(1,904)
Net cash used in investing activities	(3,107)	(1,904)
Cash flow from financing activities:
Debt issuance costs	—	(176)
Proceeds from debt	—	23,302
Repayment of debt	—	(23,302)
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	219,811	—
Proceeds from exercise of stock options	2,288	447
Proceeds from exercise of warrants	146	—
Net proceeds from the issuance of redeemable convertible preferred stock	—	59,934
Repurchase of common stock related to net share settlement	(476)	(138)
Principal payments on finance lease obligations	(112)	(106)
Net cash provided by financing activities	221,657	59,961
Net increase in cash:	196,908	35,345
Cash and cash equivalents at beginning of period	58,569	23,224
Cash and cash equivalents at end of period	$255,477	$58,569
Supplemental disclosure:
Cash paid for interest	$105	$365
Cash paid for taxes	$97	$87
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$56	$92
Conversion of preferred stock to common stock upon initial public offering	$160,856	$—
Costs related to initial public offering included in accounts payable and accrued liabilities	$284	$—

CS DISCO, INC.
Notes to the Consolidated Financial Statements

1. Organization and Nature of Operations
CS Disco, Inc. (the “Company” or “DISCO”), and its wholly owned subsidiary CS Disco Ltd., has built a cloud-native, AI-powered software platform that enterprises, law firms, legal services providers, and governments use for ediscovery, legal document review, and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company incorporated as a Delaware corporation on December 2, 2013, and registered CS Disco Ltd. in the United Kingdom on October 24, 2018. The Company’s headquarters are located in Austin, Texas.
Public Offerings
On July 23, 2021, the Company completed the initial public offering (“IPO”) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 7,500,000 shares of common stock, including 500,000 shares issued pursuant to the underwriters’ option to purchase additional shares at a public offering price of $32.00 per share. The IPO resulted in net proceeds of approximately $223.2 million, after deducting underwriting discounts and commissions of $16.8 million. An existing stockholder sold an additional 200,000 shares of common stock pursuant the underwriters’ option to purchase additional shares of common stock at $32.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholder in the IPO. Offering expenses incurred by the Company for the IPO were approximately $3.7 million and were recorded against stockholders’ equity. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 35,793,483 shares of common stock.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. The Company assessed the impact that COVID-19 had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, and the impact to revenue recognition and cost of revenues. In March 2020, the Company executed a reduction in workforce in response to the COVID-19 pandemic. This reduction in force resulted in a total impact of $0.7 million of charges related to severance. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. The Company will continue to actively monitor the impact that COVID-19 has on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, and suppliers. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, income taxes and deferred tax asset valuation and valuation of the Company’s stock and stock options. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. All series of the Company’s redeemable convertible preferred stock are considered to be participating securities because all holders are entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses were not allocated to these participating securities
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
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
Due to the short-term nature of our receivables, the estimate of the amount of accounts receivable that may not be collected is based on historical experience and the financial condition of customers. The Company has provisioned $1.0 million for expected losses for the year ended December 31, 2021, and $0.5 million has been written off and charged against the allowance for the year ended December 31, 2021. Recoveries made by the Company were $0.2 million for the year ended December 31, 2021. The allowance for credit losses related to accounts receivable was $1.2 million and $0.9 million as of December 31, 2021 and December 31, 2020, respectively.
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
To reduce risk, the Company routinely assesses the financial strength of its customers. No customer represented more than 10% of total revenue in the years ended December 31, 2021 and 2020.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at December 31, 2021 and 2020. The Company had no Level 2 or Level 3 assets or liabilities at December 31, 2021 and 2020.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended December 31, 2021 and 2020.
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
Debt Issuance Costs
The Company records underwriting, legal, and other direct costs incurred related to the issuance of revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of deferred financing costs was nominal for the year ended December 31, 2020. In November 2021, the Company extinguished the debt and $0.2 million of unamortized capitalized deferred financing costs were recorded to interest expense.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2021 or 2020.

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
Revenue Recognition
Refer to Note 3, “Revenue” in the Notes to Consolidated Financial Statements for our Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020 respectively. These costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with customers’ use of the Company’s solutions. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of our solutions. Personnel costs include salaries, benefits, bonuses, stock-based compensation and allocated overhead costs.
Research and Development
Research and development expenses consist primarily of personnel-related costs for the development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing the Company’s solution and software services dedicated for use by the research and development organization.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with the sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with the marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by the sales and marketing organizations, and outside services contracted for sales and marketing purposes.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with the finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting, professional services fees, software services dedicated for use by the general and administrative functions, insurance and other corporate expenses.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards and restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Stock-based compensation is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for in the period in which they occur.

Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
In September 2020, the Company received a $1.1 million refund of sales and use taxes from the state of Texas related to overpayments of sales taxes made between 2016 and 2019. There were no similar transactions in the current period.
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
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense within general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2021 and 2020.
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
The Company’s software contracts do not allow the customer to take possession of the software supporting the cloud-based solution. Customers are not entitled to any refunds. The Company generally invoices its customers monthly, quarterly or annually in advance and recognizes revenue ratably over the life of the contract.
The Company’s arrangements do not contain general rights of return; however, credits may be issued on a case-by-case basis. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
Nature of Solutions
The Company’s revenue-generating activities directly relate to the sale and support of its legal solution within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription solutions. Usage-based revenue is generated from solutions that are billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are typically billed on a monthly, quarterly or annual basis.
In the years ended December 31, 2021 and 2020, usage-based revenue represented 89% and 86% of total revenue, respectively. In the years ended December 31, 2021 and 2020, subscription revenue fees represented 11% and 14% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $1.6 million and $1.4 million of deferred revenue balance as of December 31, 2020 and 2019, respectively, the Company recognized $1.6 million and $1.4 million as revenue during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020 the Company recorded $2.2 million and $1.6 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of December 31, 2021 and 2020.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $3.2 million and $1.5 million as of December 31, 2021 and December 31, 2020, respectively, and were included within accounts receivable on the consolidated balance sheets.
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
As of December 31, 2021, the Company expects to recognize approximately $17.4 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $9.6 million as of December 31, 2021 from remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the years ended December 31, 2021 and 2020, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment	$3,079	$2,261
Capitalized internal-use software	5,168	3,259
Leasehold improvements	111	111
Furniture	649	648
Total property and equipment	9,007	6,279
Less: accumulated depreciation and amortization	(3,672)	(2,406)
Property and equipment, net	$5,335	$3,873
Depreciation and amortization expense relating to the Company’s property and equipment was $1.6 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense relating to the cost of revenue for capitalized internal-use software was $0.7 million and $0.5 million for the years ended December 31, 2021 and 2020 respectively.
The Company capitalized $1.9 million and $1.4 million in internal-use software development costs in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020 the unamortized balance of capitalized internal-use software costs on our consolidated balance sheets was approximately $4.0 million and $2.8 million respectively. No impairment indicators were identified when the capitalized development costs were assessed for impairment for the years ended December 31, 2021 and 2020.
5. Leases
As of December 31, 2021 the Company had one lease with a remaining lease term of 0.8 years and no leased properties classified as “short-term” leases. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet. For each lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.

The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$1,062
Finance lease cost
Depreciation expense	77
Interest on lease liability	9
Short-term lease cost
Lease expense	26
Total lease cost	$1,174
The Company’s operating and finance right-of-use assets and lease liabilities are as follows (in thousands):

Leases	Classification	December 31, 2021
Assets
Operating lease assets	Operating right-of-use asset, net of accumulated amortization	$864
Finance lease assets	Property and equipment, net of accumulated depreciation	183
Total leased assets		$1,047
Liabilities
Current
Operating leases	Operating lease liability, current	$890
Finance leases	Finance lease liability, current	99
Non-current
Operating leases	Operating lease liability, non-current	—
Finance leases	Finance lease liability, non-current	—
Total lease liabilities		$989
The weighted average remaining lease term and discount rate as of December 31, 2021 are as follows:

Weighted Average Remaining Lease Term
Operating leases	10 Months
Weighted Average Discount Rate
Operating leases	5.25%
Finance leases	5.88%
As of December 31, 2021, the Company did not have any leases with initial or remaining non-cancellable lease terms in excess of one year.
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

The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020
United States	$107,084	$66,718
All other countries	7,258	1,726
Total revenue	$114,342	$68,444
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
In December 2020, the Company entered into the Second Amended and Restated Loan and Security Agreement, which provided a $40.0 million revolving credit facility with a maturity date of November 30, 2023. The Company’s obligations under the agreement contained certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures and affiliate transactions. The agreement also contained a liquidity covenant equal to the greater of (i) $5.0 million or (ii) total 6-month adjusted EBITDA burn when the sum of the outstanding principal amounts are equal or in excess of $18.0 million. The revolving credit facility bore interest on outstanding borrowings as the sum of the Daily Adjusting LIBOR Rate for such day plus 2.50% plus an applicable margin of 0.25% per annum.
Additionally, the revolving debt facility included an unused facility fee equal to 0.25% per annum of the difference between the total revolving credit facility and the average outstanding principal balance of the obligations under the revolving credit facility during each quarter.
Substantially all the Company’s assets were pledged as collateral for these loans. The Company was required to meet certain nonfinancial covenants.
In connection with its amended and restated loan and security agreements, at various times, the Company granted warrants to purchase 49,869 shares of the Company’s common stock at exercise prices ranging from $0.525 per share to $10.80 per share. The warrants are exercisable for 10 years. At the time of issuance, the Company determined the estimated fair value of the warrants. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid in capital. In October 2021, all outstanding warrants were exercised for a total of $0.1 million.
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
In November 2021, the Company extinguished the Loan and Security Agreement. The Company did not incur any early termination fees in connection with the termination of the agreement.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs were being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method. In connection with the extinguishment of the Loan and Security Agreement in November 2021, the Company recognized the remaining $0.2 million of debt issuance costs as interest expense.

8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under a non-cancellable operating lease with a remaining term of 0.8 years as well as furniture under a non-cancellable finance lease. See Note 5 to these consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
Additionally, the Company has contractual commitments that are noncancellable and expire within one to four years after December 31, 2021. These commitments, which relate mainly to hosting agreements as well as computer software licenses used to facilitate company operations, are as follows (in thousands):

Purchase obligations	As of December 31, 2021

2022	$18,803
2023	18,403
2024	18,054
2025	18,000
Thereafter	—
Total	$73,260
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not presently a party to any litigation the outcome of which, the Company’s management believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.
9. Redeemable Convertible Preferred Stock
As of December 31, 2020, the Company had six outstanding series of redeemable convertible preferred stock. These redeemable convertible preferred shares were classified as temporary equity within the consolidated balance sheet as of December 31, 2020. Upon closing of the Company’s IPO, the outstanding redeemable convertible preferred stock was automatically converted into 35,793,483 shares of common stock. No dividends were paid to holders of redeemable convertible preferred stock. As of December 31, 2021, there was no redeemable convertible preferred stock issued and outstanding.
10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), awards, performance awards and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2021, 5.1 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation cost related to equity incentive awards of $5.7 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.
Stock Options

Options under the 2021 Plan are granted at the estimated fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options normally vest according to a four-year vesting schedule, with 25% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter.

The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2019	3,486	$3.47	8.07	$18,568
Granted	362	9.07
Exercised	(215)	2.08
Forfeited and cancelled	(328)	6.72
Options outstanding as of December 31, 2020	3,305	$3.86	7.21	$22,952
Granted	537	18.70
Exercised	(1,033)	2.21
Forfeited and cancelled	(249)	7.43
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Options vested and exercisable as of December 31, 2021	1,700	$3.61	5.21	$53,610
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $33.6 million and $1.9 million during the years ended December 31, 2021 and 2020, respectively.
As of the years ended December 31, 2021 and 2020, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $3.2 million and $3.7 million, which is expected to be recognized over a weighted-average period of 2.44 years and 2.26 years, respectively.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. During the year ended December 31, 2021, the Company granted 0.2 million RSAs. No RSAs were granted during the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, 51,336 and 50,000 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
The weighted average estimated fair value of RSAs granted for the year ended December 31, 2021 was $18.70 per share. For the years ended December 31, 2021 and 2020, the Company had $3.7 million and $0.9 million of unrecognized stock-based compensation related to RSAs, respectively. The weighted average remaining requisite service period was 3.32 years and 2.15 years, respectively.
Restricted Stock Units
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years, subject to the continuous service of the individual. The following table summarizes the RSU activity under the 2021 Plan (in thousands except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2020	—	$—	$—
Granted	511	46.97	—
Vested	(15)	44.51	—
Forfeited and cancelled	(27)	45.72	—
Unvested and outstanding as of December 31, 2021	469	$47.12	$16,781

At December 31, 2021, there was an estimated $21.0 million of total unrecognized stock-based compensation costs related to RSUs. These costs will be recognized over a weighted-average period of 3.59 years.
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
The Black-Scholes assumptions used to value the employee options during the years ended December 31, 2021 and 2020 are as follows:

Year Ended December 31,
	2021	2020
Stock options:
Risk-free interest rate	0.8%-1.3%	0.4%-1.7%
Weighted-average expected term of the options	6.25 years	6.25 years
Expected dividend rate	— %	— %
Expected volatility	52%-54%	49%-52%
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
•Expected Volatility.    As there is not a long trading history of the Company’s common stock, the expected volatility is determined based on the historical stock volatilities of its comparable companies. Comparable companies consist of public companies in the Company’s industry, which are similar in size, stage of life cycle, and financial leverage. The Company intends to continue to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its share price becomes available, or unless circumstances change such that the identified companies are no longer similar, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
11. Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
U.S	$(24,553)	$(22,952)
Non-U.S.	290	150
Loss before income taxes	$(24,263)	$(22,802)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	45	42
Foreign	34	47
Total current	79	89
Deferred
Federal	—	—
State	—	—
Foreign	2	(18)
Total deferred	2	(18)
Provision for income taxes	$81	$71
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$31,046	$23,433
Deferred expenses	2,403	1,519
Lease liability	232	542
Stock compensation	1,140	393
Interest expense carryforwards	70	71
Depreciation and amortization	145	117
Total deferred tax assets	35,036	26,075
Deferred tax liabilities
Capitalized service costs	(1,077)	(732)
Right-of-use asset	(225)	(474)
Total deferred tax liabilities	(1,302)	(1,206)
Net deferred tax asset before valuation allowance	33,734	24,869
Less: valuation allowance	(33,716)	(24,850)
Net deferred tax asset	$18	$19
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During 2021, the valuation allowance increased by approximately $8.9 million due to continuing operations.
As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $122.2 million and $93.2 million, respectively, and state net operating loss carryforwards of approximately $86.5 million and $60.7 million, respectively, that will begin to expire in 2033, if not utilized prior to that time. Approximately $71.8 million of the U.S. federal net operating losses arose in tax years beginning after December 31, 2017 and have an indefinite carryforward period. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes due to the following:

	Year Ended December 31,
	2021	2020
Income tax at U.S. statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(36.6)	(25.2)
State taxes, net of federal benefit	7.4	4.4
Permanent items	7.7	(0.5)
Other items	0.1	0.0
Income tax provision effective rate	(0.4)%	(0.3)%
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in the United Kingdom. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017. Operating losses generated remain open to adjustment until the statute of limitations closes for the tax year in which the operating losses are utilized. The Company is not currently under examination by any tax jurisdiction, but tax years 2017 through 2020 remain open to examination.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. As of December 31, 2021 and 2020, the Company has recorded no unrecognized tax benefits.
The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense. During the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
A U.S. shareholder is subject to tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. Under GAAP, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company’s contributions to the plan may be made at the discretion of the Board of Directors. The Company did not make any employer contributions to the plan during the years ended December 31, 2021 and 2020.
The Company also engages in required pension plans of the United Kingdom. As of December 31, 2021 and December 31, 2020, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(24,344)	$(22,873)
Less accretion of redeemable convertible preferred stock	(56)	(92)
Loss applicable to common stockholders basic and diluted	$(24,400)	$(22,965)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	33,208	13,171
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.73)	$(1.74)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2021	2020
Redeemable convertible preferred stock, as converted	—	35,793
Stock options	2,581	3,358
Unvested restricted stock awards	263	113
Restricted stock units	469	—
Common stock warrants	—	50
Total	3,313	39,314
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.
15. Subsequent Events
In January 2022, the Company granted a total of 1.0 million RSUs to employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation expense of $32.5 million related to the RSUs over a weighted-average requisite service period of approximately 4.0 years.
On February 22, 2022, the Company acquired legal workflow solutions from Congruity360, LLC in exchange for approximately $6.1 million of cash and up to $2.0 million of contingent consideration. With the acquisition of these legal workflow solutions, the Company will expand its offerings to address customers’ legal hold requirements. The Company is currently evaluating the purchase price allocation for this transaction.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm as permitted in the transition period under the rules of the SEC for newly public companies.
Remediation of Previously Reported Material Weakness
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
Accordingly, we determined that these control deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.
We implemented additional processes and controls during 2021 to address the deficiencies identified in our internal control over financial reporting. Based on the additional controls implemented and our evaluation of these controls, management has concluded that the material weakness described above and first disclosed in our Prospectus has been remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10 (other than as set forth below) will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders, or the 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated by reference.
We have adopted a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is available on our website at www.csdisco.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions to our directors from provisions in the Code of Conduct. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our 2022 Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our 2022 Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our 2022 Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our 2022 Proxy Statement and is incorporated by reference.
84

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40624	3.2	July 23, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2*	Description of Securities.
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6†	Sublease Agreement, dated August 8, 2018, by and between the Registrant and Spiceworks, Inc.	S-1/A	333-257435	10.6	June 25, 2021
10.7	Second Amended and Restated Loan and Security Agreement, dated December 14, 2020, by and between the Registrant and Comerica Bank.	S-1/A	333-257435	10.7	July 12, 2021
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Kiwi Camara.	10-Q	001-40624	10.5	November 10, 2021
10.9+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.10+	Amended and Restated Employment Agreement by and between the Registrant and Sean Nathaniel.	10-Q	001-40624	10.7	November 10, 2021
10.11+	Amended and Restated Employment Agreement by and between the Registrant and Andrew Shimek.	10-Q	001-40624	10.8	November 10, 2021
10.12+	Amended and Restated Employment Agreement by and between the Registrant and Keith Zoellner.	10-Q	001-40624	10.9	November 10, 2021
10.13+	Non-Employee Director Compensation Policy	S-1/A	333-257435	10.13	July 12, 2021
10.14+*	Transition and Separation Agreement by and between the Registrant and Sean Nathaniel.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

___________
*    Filed herewith.
#    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+    Indicates management contract or compensatory plan.
†    Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CS DISCO, INC.

Date: February 25, 2022	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kiwi Camara and Michael Lafair, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kiwi Camara	Chief Executive Officer and Director	February 25, 2022
Kiwi Camara	(Principal Executive Officer)

/s/ Michael Lafair	Chief Financial Officer	February 25, 2022
Michael Lafair	(Principal Financial and Accounting Officer)

/s/ Krishna Srinivasan	Chair of the Board of Directors and Director	February 25, 2022
Krishna Srinivasan

/s/ Tyson Baber	Director	February 25, 2022
Tyson Baber

/s/ Susan L. Blount	Director	February 25, 2022
Susan L. Blount

/s/ Colette Pierce Burnette	Director	February 25, 2022
Colette Pierce Burnette

/s/ Aaron Clark	Director	February 25, 2022
Aaron Clark

/s/ Robert P. Goodman	Director	February 25, 2022
Robert P. Goodman

/s/ Scott Hill	Director	February 25, 2022
Scott Hill

/s/ James Offerdahl	Director	February 25, 2022
James Offerdahl