Form 10-K/A
period 2021-12-31
CS Disco, Inc.
filed 2022-04-29
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Auditor PCAOB ID Number: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Austin, Texas
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
The registrant had 58,522,494 shares of common stock outstanding as of April 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On February 25, 2022, CS Disco, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for our 2022 Annual Meeting of Stockholders will be filed later than the 120th day after the end of our last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

a.amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
b.delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
c.file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of nine members and is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election until the third annual meeting following the election.

The following table sets forth, for our directors, their ages and position held with us as of April 29, 2022:

Name	Age	Position
Class I director nominees for election at the 2022 Annual Meeting of Stockholders
Kiwi Camara	37	Co-Founder, Chief Executive Officer and Director
Tyson Baber	43	Director
Robert P. Goodman	61	Director
Class II directors continuing in office until the 2023 Annual Meeting of Stockholders
Colette Pierce Burnette, Ed.D.	64	Director
Aaron Clark	40	Director
James Offerdahl	65	Director
Class III directors continuing in office until the 2024 Annual Meeting of Stockholders
Susan L. Blount	64	Director
Scott Hill	54	Director
Krishna Srinivasan	49	Chair of the Board of Directors and Director

Set forth below is biographical information for each member of our board of directors. This includes information regarding each director’s experience, qualifications, attributes or skills that led our board of directors to recommend them for board service.

Class I Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders

Kiwi Camara co-founded our company in December 2013 and has served as our Chief Executive Officer and a member of our board of directors since that time. Mr. Camara holds a B.S. from Hawaii Pacific University and a J.D. from Harvard Law School. We believe that Mr. Camara is qualified to serve on our board of directors due to his experience building and leading our business and his insight into corporate matters as our Chief Executive Officer.

Tyson Baber has served as a member of our board of directors since January 2019. Mr. Baber is a Lead Investor at Georgian Partners, a position he has held since September 2014. Prior to such time, Mr. Baber was an M&A Business Development Executive at IBM. Mr. Baber currently serves on the boards of directors of various portfolio companies of Georgian Partners. Mr. Baber holds an M.B.A. in international business from the University of North Carolina Kenan-Flagler Business School and a J.D. from the University of North Carolina School of Law. We believe that Mr. Baber is qualified to serve as a member of our board of directors because of his extensive experience with technology companies in our industry and his service on various private company boards.

Robert P. Goodman has served as a member of our board of directors since November 2014. Mr. Goodman is a Partner at Bessemer Venture Partners, a venture capital firm which he joined in 1998. Bessemer Venture Partners VIII L.P. and Bessemer Venture Partners VIII Institutional L.P. are affiliated investment funds of Bessemer Venture Partners. Prior to joining Bessemer Venture Partners, Mr. Goodman founded and served as the Chief Executive Officer of three privately held telecommunications companies. Since February 2017, Mr. Goodman has served on the board of directors of ACV Auctions Inc. and he previously served on the board of directors of Blue Apron Holdings from November 2015 to December 2019. Additionally, Mr. Goodman is or has been a member of the boards of directors of numerous other portfolio companies of Bessemer Venture Partners in the areas of software, mobile and business-to-business marketplace. Mr. Goodman holds a B.A. in Latin American studies from Brown University and an M.B.A. from Columbia University. We believe that Mr. Goodman is qualified to serve as a member of our board of directors due to his experience in working with entrepreneurial companies, particularly technology companies, and his experience as a director of both public and private companies.

Class II Directors Continuing in Office Until the 2023 Annual Meeting of Stockholders

Colette Pierce Burnette, Ed.D. has served as a member of our board of directors since April 2021. Dr. Burnette is the President of Huston-Tillotson University in Austin, Texas, a position she has held since July 2015. Dr. Burnette previously served as interim President at Pierce College in Puyallup, Washington, as well as serving in several roles at Central State University in Wilberforce, Ohio, last serving as its Vice President for Administration and Chief Financial Officer. Dr. Burnette is a leader of the Austin community, serving as co-chair of the Mayor of Austin’s Task Force on Institutional Racism and Systemic Inequities, Board Chair of Leadership Austin and Treasurer of the Independent Colleges and Universities of Texas, along with several other local boards and committees. Dr. Burnette holds a B.S. in industrial and systems engineering from The Ohio State University, an M.S. in administration from Georgia College and State University and an Ed.D. from the University of Pennsylvania. Dr. Burnette is also a graduate of the Harvard University Graduate School of Education’s Management Development Program. We believe that Dr. Burnette is qualified to serve as a member of our board of directors because of her extensive leadership experience in the education sector and her demonstrated commitment to public service.

Aaron Clark has served as a member of our board of directors since August 2016. Mr. Clark is a Managing Director of The Stephens Group, LLC, where he has been employed since its founding in 2006. Mr. Clark previously served on the board of directors of Bear State Financial, Inc., serving from 2011 until the company’s acquisition in 2018. In addition, Mr. Clark currently serves on the boards of directors of various portfolio companies of The Stephens Group, LLC. Mr. Clark holds a B.S. in finance from the University of Arkansas at Fayetteville. We believe that Mr. Clark is qualified to serve as a member of our board of directors because of his extensive experience with technology companies in our industry, his service on private company boards and the historical knowledge and continuity he brings to our board of directors.

James Offerdahl has served as a member of our board of directors since August 2018. Mr. Offerdahl served as the Chief Financial Officer of Bazaarvoice, Inc. from January 2013 until its acquisition in February 2018. Prior to this, he served as the Chief Financial Officer and Vice President of Administration of Convio, Inc. from February 2005 until its acquisition in May 2012. Earlier in his career, Mr. Offerdahl held executive level positions at various other companies, including as Chief Executive Officer of Traq-Wireless, Inc., Chief Operating Officer and Chief Financial Officer of Pervasive Software, Inc. and Chief Financial Officer of Tivoli Systems, Inc. Since January 2011, Mr. Offerdahl has served on the board of directors of Q2 Holdings, Inc., where he also serves as chair of the company’s audit committee. He also serves and has served on the boards of directors of several private companies. Mr. Offerdahl holds a B.S. in accounting from Illinois State University and an M.B.A. in management and finance from the University of Texas at Austin. We believe that Mr. Offerdahl is qualified to serve as a member of our board of directors because of his financial expertise and his extensive experience as an executive and director of various public and private companies.

Class III Directors Continuing in Office Until the 2024 Annual Meeting of Stockholders

Susan L. Blount has served as a member of our board of directors since April 2021. Ms. Blount served as General Counsel of Prudential Financial, Inc., as Senior and then Executive Vice President from 2005 to 2015. She currently serves as an adjunct professor at the University of Texas School of Law, a position she has held since January 2016. Since January 2019, Ms. Blount has served on the board of directors of Cavco Industries Inc. Ms. Blount is a founding member of the Center for Women in Law at the University of Texas School of Law, where she also served as Interim Executive Director from March 2019 to January 2020. Ms. Blount holds a B.A. in history from the University of Texas at Austin and a J.D. from the University of Texas School of Law. We believe that Ms. Blount is qualified to serve as a member of our board of directors because of her significant experience in public company strategy, legal and risk management.

Scott Hill has served as a member of our board of directors since June 2021. Mr. Hill is currently an advisor to the Chief Executive Officer and previously served as the Chief Financial Officer of Intercontinental Exchange, Inc. from May 2007 to May 2021. Before that, Mr. Hill was an international finance executive for International Business Machines Corporation from 1991 to 2007. Mr. Hill currently serves on the board of directors of VVC Exploration Corporation, a position he has held since August 2017. Mr. Hill earned his B.B.A in finance from the University of Texas at Austin and his M.B.A. from New York University. We believe that Mr. Hill is qualified to serve as a member of our board of directors because of his financial expertise and his extensive management experience.

Krishna Srinivasan has served as a member of our board of directors since December 2013 and as chair of the board of directors since May 2021. Mr. Srinivasan is a Founding Partner of LiveOak Venture Partners, which he co-founded in January 2012. Prior to founding LiveOak Venture Partners, Mr. Srinivasan was a Partner at Austin Ventures from 2000 to 2010. Earlier in his career, he also worked at Motorola and SEMATECH. Mr. Srinivasan is or has been a member of the board of directors of numerous other portfolio companies of LiveOak Venture Partners in the technology space. Mr. Srinivasan is also Chairman of the Board for The Miracle Foundation, a global non-profit organization that utilizes technology and proprietary best-practices to help orphans and vulnerable children achieve their full potential. Mr. Srinivasan holds a B.Tech. in mechanical engineering from the Indian Institute of Technology, a M.S. in operations research from the University of Texas at Austin and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Srinivasan is qualified to serve as a member of our board of directors because of his extensive experience with technology companies in our industry and his service on numerous private company boards.

Executive Officers

The following table sets forth, for our executive officers, their ages and position held with us as of April 29, 2022:

Name	Age	Principal Position
Kiwi Camara	37	Co-Founder, Chief Executive Officer and Director
Michael S. Lafair	57	Chief Financial Officer
Andrew Shimek	49	Chief Revenue Officer
Keith Zoellner	58	Chief Technology Officer

Biographical information for Kiwi Camara is included above with the director biographies under the caption “Information Regarding Director Nominees and Current Directors.”

Michael S. Lafair has served as our Chief Financial Officer since January 2018. Before joining our company, Mr. Lafair served as the Chief Financial Officer of Offers.com from November 2012 until its acquisition by Ziff Davis, LLC in December 2015. Following the acquisition, Mr. Lafair served as Global Head of Finance, Ziff Davis B2B until January 2018. Prior to Offers.com, Mr. Lafair served as Chief Financial Officer and General Counsel of All Web Leads, Inc., as well as Vice President and General Counsel of Interlogix, Inc. Mr. Lafair earlier in his career practiced corporate law at Morgan, Lewis & Bockius LLP. Mr. Lafair holds a Bachelor of Science in Economics with concentrations in Accounting and Economics from The Wharton School of the University of Pennsylvania and a J.D. from Temple University School of Law.

Andrew Shimek has served as our Chief Revenue Officer since January 2018. Prior to joining us, Mr. Shimek served as President and Chief Operating Officer of Neota Logic Inc. from January 2017 to January 2018. Prior to this, Mr. Shimek held various leadership positions at Epiq Systems, Inc. from April 2008 to December 2016, most recently serving as President of Legal Services and Electronic Discovery. Earlier in his career, from May 1999 to May 2008, Mr. Shimek held various positions at LexisNexis, most recently serving as National Director, Corporate Markets at LexisNexis’s Applied Discovery division. Mr. Shimek started his career practicing law at Gray, Plant, Mooty, Mooty & Bennett, P.A. Mr. Shimek holds a B.A. in English and business administration from the University of St. Thomas and a J.D. from the University of Minnesota Law School.

Keith Zoellner has served as our Chief Technology Officer since November 2015, after first joining us as our VP, Engineering and Product Development in February 2015. Prior to joining us, Mr. Zoellner served as Chief Technology Officer and VP of Product Development at Spredfast, Inc. from 2011 to 2015. Earlier in his career, Mr. Zoellner served as Chief Technology Officer at various other information technology companies, including StoredIQ, Mshow.com, Ambac Connect and Commerce Direct International. Mr. Zoellner holds a B.S. in management information systems from the University of Missouri-St. Louis.

Process for Stockholder Nominations

In June 2021, our board of directors adopted the CS Disco, Inc. Corporate Governance Guidelines for the conduct and operation of the board in order to give directors a flexible framework for effectively pursuing our objectives for the benefit of our stockholders. The Corporate Governance Guidelines set forth the practices the board of directors follows with respect to, among other things, board composition and selection, including the process by which stockholders may recommend candidates for our board of directors.

Our nominating and corporate governance committee will consider stockholder recommendations of director candidates, so long as they comply with applicable law and our amended and restated bylaws, which procedures are summarized below, and will review the qualifications of any such candidate in accordance with the criteria described in the two preceding paragraphs. Stockholders who wish to recommend individuals for consideration by our nominating and corporate governance committee to become nominees for election to our board of directors should do so by delivering a written recommendation to our nominating and corporate governance committee at 3700 N. Capital of Texas Highway, Suite 150, Austin, Texas 78746, Attention: Secretary, at least 120 days prior to the anniversary date of the mailing of our proxy statement for the preceding year’s annual meeting of stockholders.

Each submission must include, among other things, the name, age, business address and residence address of the proposed candidate, the principal occupation or employment of the proposed candidate, details of the proposed candidate’s ownership of our capital stock, a description of the proposed candidate’s business experience for at least the last five years, and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.

Audit Committee

Our audit committee consists of Mr. Baber, Ms. Blount, Mr. Hill and Mr. Offerdahl. Our board of directors has determined that each member of our audit committee satisfies the independence requirements under the listing standards of the New York Stock Exchange (“NYSE”) and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Mr. Offerdahl, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

Code of Business Conduct and Ethics

Our board of directors has adopted the CS Disco, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at ir.csdisco.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2021, consisting of our principal executive officer, the next two most highly compensated executive officers and a former executive officer who would have been included among our highest compensated executive officers but for the fact that he was not serving as an officer as of December 31, 2021, were:

•Kiwi Camara, our Co-Founder and Chief Executive Officer and a member of our board of directors;
•Michael S. Lafair, our Chief Financial Officer;
•Andrew Shimek, our Chief Revenue Officer; and
•Sean Nathaniel, our former Chief Operating Officer.

2021 Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2021 and 2020, compensation awarded or paid to, or earned by, our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)(4)	Total
Kiwi Camara	2021	413,846	—	—	493,345	30,700	937,891
Co-Founder, Chief Executive Officer and Director	2020	325,000	—	—	256,077	2,849	583,926

Michael S. Lafair(5)	2021	340,616	3,740,000	—	275,651	3,205	4,359,472
Chief Financial Officer

Andrew Shimek	2021	350,000	—	—	441,200	1,170	792,370
Chief Revenue Officer	2020	350,000	—	218,755	437,155	1,197	1,007,107

Sean Nathaniel(6)	2021	312,692	—	3,140,375(7)	—	722	3,453,789
Former Chief Operating Officer	2020	242,468	—	150,585	141,518	530	535,101
___________
(1)Salary amounts represent actual amounts paid during the period presented. See “—Narrative Disclosure to Summary Compensation Table—Annual Base Salary” below.
(2)Amounts reported represent the aggregate grant date fair value of the restricted stock awards and stock options granted to our named executive officers during the periods reported under our Long Term Incentive Plan (“2013 Plan”), computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our audited consolidated financial statements included in the Annual Report. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(3)The amounts disclosed represent performance bonuses earned in the period presented. See “—Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Plan Compensation” below.
(4)Amounts reported for 2021 reflect (i) with respect to Mr. Camara, $30,000 in personal legal expenses related to his employment agreement which we reimbursed and $700 in life insurance premiums, (ii) with respect to Mr. Lafair, $3,205 in life insurance premiums, (iii) with respect to Mr. Shimek, $1,170 in life insurance premiums, and (iv) with respect to Mr. Nathaniel, $722 in life insurance premiums.
(5)Mr. Lafair was not a named executive officer for 2020 and, as a result, his compensation information for that year has been omitted.
(6)Mr. Nathaniel resigned as our Chief Operating Officer effective November 29, 2021. Pursuant to the terms of a transition agreement, Mr. Nathaniel remained an employee of CS Disco through January 13, 2022. See “—Employment Arrangements” below for the terms of Mr. Nathaniel’s transition agreement.
(7)Amounts reported include the incremental fair value associated with the November 2021 modification of Mr. Nathaniel’s May 2021 and January 2020 options related to his transition from Chief Operating Officer to a non-officer employee role, computed as of the modification date in accordance with ASC Topic 718, in an amount of $233,750 and $41,625, respectively. In November 2021, the vesting schedule of Mr. Nathaniel’s May 2021 option was amended. There was no incremental fair value associated such amendment, which is further described under “—Outstanding Equity Awards as of December 31, 2021” below.

Narrative to the Summary Compensation Table

Annual Base Salary

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The initial 2021 base salary for Messrs. Camara, Lafair and Nathaniel were $325,000, $300,000, and $300,000, respectively, which were subsequently increased to $500,000, $380,000 and $325,000, respectively in July 2021 in connection with the closing of our initial public offering. The 2021 base salary for Mr. Shimek was $350,000. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. See “—Employment Arrangements” for additional information.

Non-Equity Incentive Plan Compensation

We have a bonus policy and a historical practice of setting target bonus amounts for our executive officers expressed as a percentage of base salary and reflected in their employment agreements. Our practice has been to provide for annual bonus payments to our executive officers conditioned upon the achievement of certain performance goals established by our board of directors and individual goals determined by our Chief Executive Officer. We have historically established target bonus amounts which we felt was appropriate considering factors such as compensation opportunities that these executive officers were foregoing from their prior employers, cash bonuses provided to executive officers of our peer companies, the executive officer’s anticipated role criticality relative to others at our company, and the determination by our board of directors or committee thereof and, as applicable, the Chief Executive Officer, of the essential need to attract and retain these executive officers.

Prior to July 2021, the target bonuses for 2021 for Messrs. Camara, Lafair, Shimek and Nathaniel were equal to 54%, 50%, 100% and 50% of their annual base salary, respectively. Effective on July 1, 2021, in connection with our initial public offering, the target bonuses for Messrs. Camara, Lafair and Nathaniel were increased to 100%, 60% and 55% of their annual base salary, respectively. Our corporate performance objectives for 2021, as established by our board of directors, was based on achievement of revenue targets. In January 2022, our compensation committee evaluated our performance against our corporate goals and awarded bonuses to each of our named executive officers based on our achievements in 2021. The 2021 amounts reflected as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for our named executive officers reflect bonuses earned for 2021 performance.

In March 2022, we adopted our Performance Bonus Plan (the “Bonus Plan”) that applies to certain key executives, including all of our named executive officers. The Bonus Plan provides for the opportunity to earn cash incentive payments based upon the attainment of certain corporate, financial, or operational measures or objectives appropriate for the fiscal year. Each participant has a target annual performance incentive opportunity that corresponds to achievement of 100% of the corporate performance goals. The corporate performance goals and incentive formulas will be adopted annually by the compensation committee and communicated to each executive participant. If the corporate performance goals are met, the compensation committee will determine if incentive payments are made as soon as practicable thereafter.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. To date, we have used stock option grants and restricted stock awards and restricted stock unit (“RSU”) awards for this purpose because we believe they are an effective means by which to align the long-term interests of our executive officers with those of our stockholders. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees.

We have historically granted stock options broadly to our employees, and restricted stock awards to certain executive officers. More recently, we have also granted RSU awards (including performance-vesting RSU (“PSU”) awards, as described below) to our employees. Grants to our executives and other employees are made at the discretion of our compensation committee (or our board of directors, with respect to our Chief Executive Officer) and are not made at any specific time period during a year.

Prior to our initial public offering, all of the equity awards we granted were made pursuant to our 2013 Plan. Following our initial public offering, we have granted equity incentive awards under the terms of our 2021 Equity Incentive Plan (“2021 Plan”). No further awards will be granted pursuant to our 2013 Plan.

In March 2022, the compensation committee granted PSU awards under our 2021 Plan for certain of our executive officers, including Mr. Lafair and Mr. Shimek. The number of shares subject to the PSU awards that will be eligible to vest, if any, will be determined based on the compensation committee’s certification of achievement of a revenue performance goal for the performance period commencing on January 1, 2022 and ending on December 31, 2022. One-third of any such eligible shares will vest following certification, with the balance vesting in eight quarterly installments threreafter, subject to the executive’s continued services to us. The PSU award agreement specifies treatment of the awards in the event of the executive’s termination of service and in the event of a change in control. The actual number of PSUs that will be earned and will vest will range from 50% to 200% of the target number of PSUs as determined by measuring actual performance at the end of the performance period against the performance goal based on linear interpolation between the threshold, target and maximum achievement levels. If the revenue performance goal is not met for the performance period, then no PSUs will be earned and will vest.

Outstanding Equity Awards as of December 31, 2021

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2021.

		Option Awards(1)				Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that have not Vested ($)(2)
Kiwi Camara	04/23/2019	283,333	116,667(3)	8.35	04/23/2029	—	—

Michael S. Lafair	06/08/2018	176,051	—	1.50	06/08/2028	—	—
	06/08/2018	—	—	1.50	06/08/2028	—	—
	05/02/2021	—	—	—	—	200,000(4)	7,150,000

Andrew Shimek	06/08/2018	127,078	7,307(5)	1.50	06/08/2028	—	—
	04/23/2020	—	50,000(6)	8.80	04/23/2030	—	—

Sean Nathaniel	01/30/2020	16,770	18,230(7)	8.80	04/13/2022	—	—
	05/02/2021	68,750	231,250(8)	18.70	04/13/2022	—	—
__________________
(1)All option and stock awards listed in this table were granted pursuant to our 2013 Plan.
(2)This column represents the market value of the shares of our common stock underlying the stock awards as of December 31, 2021, based on the closing price of our common stock, as reported on the NYSE, of $35.75 per share on December 31, 2021.
(3)One forty-eighth (1/48th) of the shares underlying this option vested or will vest on a monthly basis beginning March 26, 2019, subject to Mr. Camara’s continuous service to us through the applicable vesting date. In the event of Mr. Camara’s termination of employment by our company without cause or his resignation for good reason, in either case following a change in control of our company, the option shall vest in full.
(4)One forty-eighth (1/48th) of the shares underlying this restricted stock award vested or will vest on a monthly basis beginning January 31, 2022, subject to Mr. Lafair’s continuous service to us through the applicable vesting date. In the event of Mr. Lafair’s termination of employment by our company without cause or his resignation for good reason, in either case following a change in control of our company, the option shall vest in full.
(5)One fourth (1/4th) of the shares underlying this option vested on January 16, 2019, with the remainder vesting in 36 equal monthly installments thereafter, subject to Mr. Shimek’s continuous service to us through the applicable vesting date.
(6)One fourth (1/4th) of the shares underlying this option will vest on January 16, 2023, with the remainder vesting in 36 equal monthly installments thereafter, subject to Mr. Shimek’s continuous service to us through the applicable vesting date.
(7)One fourth (1/4th) of the shares underlying this option vested on January 13, 2021, with the remainder vesting in 36 equal monthly installments thereafter, subject to Mr. Nathaniel’s continuous service to us through the applicable vesting date. Following the termination of Mr. Nathaniel’s employment on January 13, 2022, all remaining unvested options were cancelled. All of Mr. Nathaniel’s vested and unexercised options expired on the three-month anniversary of his departure date.
(8)Initially, one fourth (1/4th) of the shares underlying this option were to vest on January 1, 2022, with the remainder vesting in 36 equal monthly installments thereafter, subject to Mr. Nathaniel’s continuous service to us through the applicable vesting date. In November 2021, our compensation committee approved an amendment to the option, such that the shares underlying this option vested in 48 equal monthly installments commencing May 2, 2021, subject to Mr. Nathaniel’s continuous service to us through the applicable vesting date. Following the termination of Mr. Nathaniel’s employment on January 13, 2022, all remaining unvested options were cancelled. All of Mr. Nathaniel’s vested and unexercised options expired on the three-month anniversary of his termination date.

Except with respect to the modification of Mr. Nathaniel’s May 2021 and January 2020 options in November 2021, as further described above under “—2021 Summary Compensation Table” and in footnote (8) to the table above, we did not materially modify any outstanding equity awards held by our named executive officers in 2021.

Employment Arrangements

Below are descriptions of our employment arrangements with our named executive officers. The employment of each of our named executive officers is at will. We have entered into employee confidential information and inventions assignment agreements with each of our named executive officers.

Mr. Camara. We maintain an employment agreement with Mr. Camara, originally entered into in December 2013, which was amended and restated in July 2021 and became effective in connection with the closing of our initial public offering. Pursuant to the agreement, as amended and restated, Mr. Camara is entitled to an annual base salary of $500,000 and is eligible to receive an annual performance bonus with a target of 100% of his base salary. In addition, the agreement provides for severance and/or change in control benefits as provided below under “—Potential Payments upon Termination or Change in Control”.

Mr. Lafair. We maintain an employment agreement with Mr. Lafair, originally entered into in January 2018, which was amended and restated in July 2021 and became effective in connection with the closing of our initial public offering. Pursuant to the agreement, as amended and restated, Mr. Lafair was initially entitled to an annual base salary of $380,000 (subsequently increased to $410,000 in January 2022) and is eligible to receive an annual performance bonus with a target of 60% of his base salary. In addition, the agreement provides for severance and/or change in control benefits as provided below under “—Potential Payments upon Termination or Change in Control”.

Mr. Shimek. We maintain an employment agreement with Mr. Shimek, originally entered into in January 2018, which was amended and restated in July 2021 and became effective in connection with the closing of our initial public offering. Pursuant to the agreement, as amended and restated, Mr. Shimek is entitled to an annual base salary of $350,000 and is eligible to receive an annual performance bonus with a target of 100% of his base salary. In addition, the agreement provides for severance and/or change in control benefits as provided below under “—Potential Payments upon Termination or Change in Control”.

Mr. Nathaniel. We entered into an employment agreement with Mr. Nathaniel in January 2020, which was amended and restated in July 2021 and became effective in connection with the closing of our initial public offering. The agreement, as amended and restated, governed the terms of Mr. Nathaniel’s employment with us until November 2021, when we entered into a transition agreement with Mr. Nathaniel. Pursuant to the transition agreement, Mr. Nathanial ceased serving as our Chief Operating Officer in November 2021, but continued to provide services to us as a non-officer employee until his separation from the Company in January 2022. During this transition period, Mr. Nathaniel continued to receive his then-current base salary and benefits, but was not entitled to receive a bonus in respect of the Company’s 2021 performance. Upon the termination of his services in January 2022, pursuant to his transition agreement, Mr. Nathaniel was entitled to receive, as severance, six months of his current base salary paid in a lump sum (which was paid in January 2022) and reimbursement of his COBRA premiums for up to six months following termination, subject to execution of an effective release of claims against the Company.

Potential Payments upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his term of service, including unpaid salary.

Upon the termination of his services in January 2022, Mr. Nathaniel received certain severance payments and benefits pursuant to his transition agreement, subject to his execution of an effective release of claims against the Company, as further described above under “— Employment Arrangements.”

We have entered into amended and restated employment agreements with our other named executive officers that provide for severance and/or change in control benefits to the named executive officers upon (i) a “change in control termination” or (ii) a “regular termination” (each as described below). Pursuant to each such agreement, upon a change in control termination, our named executive officers will be entitled to a lump sum payment equal to a portion of his base salary (18 months for Mr. Camara and 12 months for each of Mr. Lafair and Mr. Shimek), a lump sum payment equal to 150% (for Mr. Camara) or 100% (for each of Mr. Lafair and Mr. Shimek) of his annual target cash bonus, payment of COBRA premiums for a period of time (up to 18 months for Mr. Camara and 12 months for each of Mr. Lafair and Mr. Shimek) and accelerated vesting of outstanding equity awards granted on or after the date of the underwriting agreement related to our initial public offering; for equity awards subject to performance vesting, unless otherwise provided in individual award documents, performance will be deemed to be achieved at target level or, if greater, based on actual performance measured as of the effective time of such change in control. To the extent an equity award is not assumed, continued or substituted for in the event of certain change in control transactions and the executive’s employment is not terminated as of immediately prior to such change in control, the vesting of such equity award will also accelerate in full (and for equity awards subject to performance vesting, unless otherwise provided in individual award documents, performance will be deemed to be achieved at target level or, if greater, based on actual performance measured as of the effective time of such change in control). Upon a regular termination, each of our named executive officers will be entitled to a lump sum payment equal to a portion of his base salary (12 months for Mr. Camara and six months for each of Mr. Lafair and Mr. Shimek), payment of COBRA premiums for a period of time (up to 12 months for Mr. Camara and six months for each of Mr. Lafair and Mr. Shimek) and, with respect to Mr. Shimek only, a lump sum payment equal to 50% of his annual target cash bonus. All severance benefits are subject to the executive’s execution of an effective release of claims against the Company.

For purposes of the amended and restated employment agreements, a “regular termination” is an involuntary termination without “cause” (and not as a result of death or disability) or a resignation for “good reason”, each as defined in such agreements, in any case that does not occur during the period of time beginning three months prior to, and ending 12 months following, a “change in control”, as defined in the 2021 Plan, or the “change in control period.” For purposes of the amended and restated employment agreements, a “change in control termination” is an involuntary termination without cause (and not as a result of death or disability) or a resignation for good reason, in any case that occurs during the change in control period.

In addition, each of our named executive officers’ equity awards is subject to the terms of the 2013 Plan (and, with respect to the PSU awards, the 2021 Plan) and award agreement thereunder. A description of the vesting provisions of each equity award held by our named executive officers which is outstanding and unvested as of December 31, 2021 is provided above under “—Outstanding Equity Awards as of December 31, 2021.”

Health and Welfare and Retirement Benefits; Perquisites

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers. In addition, we provide the opportunity to participate in a 401(k) plan to our employees, including each of our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code, with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $19,500 for calendar year 2021. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2021 was up to an additional $6,500 above the statutory limit. Prior to December 31, 2021, we did not provide matching or profit-sharing contributions under the plan. As of January 1, 2022, we have started making matching employer contributions equal to 100% of participant contributions up to 1% of the employee’s eligible compensation, and equal to 50% of participant contributions above 1% and up to 6% of the employee’s eligible compensation. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employer matching contributions vest after two years. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•any breach of the director’s duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Non-Employee Director Compensation

Non-Employee Director Compensation Table

The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Tyson Baber	—	—	—
Susan L. Blount(3)	22,089	326,659	348,748
Colette Pierce Burnette, Ed.D.(4)	16,689	326,659	343,348
Aaron Clark	—	—	—
Robert P. Goodman	—	—	—
Scott Hill(5)	24,097	326,659	350,756
James Offerdahl	33,874	163,307	197,181
Krishna Srinivasan	—	—	—
___________
(1)Amounts reported represent the aggregate grant date fair value of the stock awards granted to our non-employee directors during 2021 under our 2021 Plan, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in the notes to our audited consolidated financial statements included in the Annual Report. This amount does not reflect the actual economic value that may be realized by the non-employee directors.
(2)As of December 31, 2021, the aggregate number of shares underlying unexercised outstanding stock options and RSU awards held by each of our non-employee directors was as follows:

Name	Number of Shares Underlying Options (#)	Number of Restricted Stock Units (#)
Tyson Baber	—	—
Susan L. Blount	—	6,728
Colette Pierce Burnette, Ed.D.	—	6,728
Aaron Clark	—	—
Robert P. Goodman	—	—
Scott Hill	—	6,728
James Offerdahl	2,000	2,752
Krishna Srinivasan	—	—

(3)Ms. Blount joined our board of directors in April 2021.
(4)Dr. Burnette joined our board of directors in April 2021.
(5)Mr. Hill joined our board of directors in June 2021.

Mr. Camara, our Founder and Chief Executive Officer, is also a member of our board of directors but does not receive any additional compensation for his service as a director. See the section titled “Executive Compensation” for more information regarding the compensation earned by Mr. Camara.

Non-Employee Director Compensation Policy

Our board of directors adopted a non-employee director compensation policy in July 2021 that is applicable to all of our non-employee directors. This non-employee director compensation policy provides that each such non-employee director will be eligible to receive the following compensation for service on our board of directors on and following the effective date of the non-employee director compensation policy:

•an annual cash retainer of $33,500 (the “general annual cash retainer”);
•an additional annual cash retainer of $25,000 for service as independent chair of the board of directors;

•an additional annual cash retainer of $8,500, $5,000 and $3,900 for service as a member of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•an additional annual cash retainer of $20,000, $12,000 and $7,500 for service as chair of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee, respectively (in lieu of the committee member retainer above);
•an initial RSU award granted upon a director’s initial election or appointment to the board, with an aggregate grant date fair value, as calculated in accordance with ASC Topic 718, equal to $300,000, vesting in twelve equal quarterly installments; and
• a refresher RSU award granted at each annual meeting of our stockholders to each non-employee director who (i) has served as a non-employee member of the board for at least six months prior to such annual meeting and (ii) continues to serve following such annual meeting. Such refresher RSU awards will have an aggregate grant date fair value, as calculated in accordance with ASC Topic 718, equal to $150,000, and will vest in four equal quarterly installments (or the day immediately preceding the next annual meeting, if sooner).

Notwithstanding the foregoing, until the date of our 2024 Annual Meeting of Stockholders, no non-employee director who (i) is affiliated or associated with any of our fund investors and (ii) was serving on our board of directors as of the effective date of the non-employee director compensation policy will be eligible for a cash retainer or a refresher RSU award.

Pursuant to the compensation policy, each non-employee director may elect to receive all of his or her general annual cash retainer as an RSU award, which we refer to as the retainer RSU award. If a non-employee director timely makes this election, the retainer grant will be automatically granted to the non-employee director on January 1 of each year and will have an aggregate grant date fair value, as calculated in accordance with ASC Topic 718, equal to the aggregate of the general annual cash retainer that would have otherwise been paid for the upcoming calendar year. Each retainer RSU award will vest in four equal installments on the last day of each of the company’s fiscal quarters, subject to the non-employee director’s continued service though each applicable vesting date.

Each of the RSU grants granted under the non-employee director compensation policy described above will be granted under our 2021 Plan. Each such grant will vest subject to the director’s continuous service with us, provided that each RSU award will vest in full upon a “change in control,” as defined in the 2021 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth certain information regarding the ownership of our common stock as of April 15, 2022 by:

•each of our named executive officers;
•each of our directors;
•all of our executive officers and directors as a group; and
•each person or entity known by us to be beneficial owners of more than five percent of our common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 58,522,494 shares of common stock outstanding as of April 15, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of April 15, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o CS Disco, Inc., 3700 N. Capital of Texas Highway, Suite 150, Austin, Texas 78746.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders:
Entities affiliated with Bessemer Venture Partners(2)	9,304,099	15.9%
Entities affiliated with LiveOak Venture Partners(3)	8,104,869	13.8%
SG-DISCO, LLC(4)	7,938,003	13.6%
Entities affiliated with Georgian Partners(5)	5,925,486	10.1%
Kiwi Camara(6)	4,255,760	7.2%
Dragoneer Investment Group, LLC(7)	3,426,535	5.9%
Named Executive Officers and Directors:
Kiwi Camara(6)	4,255,760	7.2%
Michael S. Lafair(8)	498,366	*
Andrew Shimek(9)	235,959	*
Tyson Baber	—	—
Susan L. Blount(10)	3,148	*
Colette Pierce Burnette, Ed.D.(11)	1,834	*
Aaron Clark	—	—
Robert P. Goodman(12)	35,857	*
Scott Hill(13)	4,578	*
James Offerdahl(14)	121,801	*
Krishna Srinivasan(3)	8,106,167	13.9%
Sean Nathaniel(15)	14,234	*
All executive officers and directors as a group (12 persons)(16)	13,758,908	23.3%
___________
*    Less than one percent.
(1)This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 58,522,494 shares outstanding on April 15, 2022, adjusted as required by rules promulgated by the SEC.

(2)Consists of (a) 4,224,063 shares of common stock held by Bessemer Venture Partners VIII L.P. and (b) 5,080,036 shares of common stock held by Bessemer Venture Partners VIII Institutional L.P. (collectively, the “Bessemer Entities”). Deer VIII & Co. L.P. is the general partner of the Bessemer Entities. Deer VIII & Co. Ltd. is the general partner of Deer VIII & Co. L.P. Robert P. Goodman, David Cowan, Jeremy Levine, Byron Deeter and Robert M. Stavis are the directors of Deer VIII & Co. Ltd. and hold the voting and dispositive power for the Bessemer Entities. Investment and voting decisions with respect to the shares held by the Bessemer Entities are made by the directors of Deer VIII & Co. Ltd. acting as an investment committee. Mr. Goodman, a member of our board of directors, disclaims beneficial ownership of the securities held by the Bessemer Entities, except to the extent of his pecuniary interest, if any, in such securities by virtue of his indirect interest in the Bessemer Entities. The address of each of the entities and persons named above is c/o Bessemer Venture Partners, 1865 Palmer Ave., Suite 104, Larchmont, NY 10538.
(3)Consists of (a) 1,712,857 shares of common stock held by LiveOak Venture Partners I, L.P., (b) 4,889,700 shares of common stock held by LiveOak Venture Partners 1A, L.P., (c) 561,314 shares of common stock held by LiveOak I Co-Invest L.P., (d) 768,058 shares of common stock held by LiveOak I Co-Invest II L.P., (e) 172,940 shares of common stock held by LiveOak I Co-Invest IV LP (collectively, the “LiveOak Entities”), and (f) with respect to Krishna Srinivasan only, 750 and 548 shares of common stock held by two of Mr. Srinivasan’s children, respectively. LOVP GP I, L.P. is the general partner of LiveOak Venture Partners I, L.P. LOVP TDA GP, LP is the general partner of each of LiveOak I Co-Invest L.P. and LiveOak I Co-Invest II L.P. LOVP Upper Tier GP I, L.L.C. is the general partner of each of LOVP GP I, L.P. and LOVP TDA GP, LP. LOVP SBIC Management Services, L.L.C. is the general partner of LiveOak Venture Partners 1A, L.P. LiveOak Co-Invest GP, LLC is the general partner of LiveOak I Co-Invest IV LP. Investment and voting decisions with respect to the shares held by the LiveOak Entities are made by Mr. Srinivasan, the chair of our board of directors, and Venu Shamapant, acting as the managers of the ultimate general partner of the LiveOak Entities. The address of each of the entities and persons named above is 805 Las Cimas Parkway, Suite 125, Austin, TX 78746.
(4)Consists of 7,938,003 shares of common stock held by SG-Disco, LLC. The Stephens Group, LLC is the sole manager of SG-Disco, LLC and has voting and dispositive power over the shares held by SG-Disco, LLC. Investment and voting decisions with respect to the shares beneficially owned by The Stephens Group, LLC are made by W.R. Stephens and Elizabeth S. Campbell, acting as its Board of Managers. Mr. Stephens and Ms. Campbell may be deemed to possess voting and dispositive control over the shares held by SG-Disco, LLC. The address of each of the entities and persons named above is 100 River Bluff Drive, Suite 500, Little Rock, AR 72202.
(5)Consists of (a) 2,070,867 shares of common stock held by Georgian Partners Growth Fund IV, LP (“Georgian IV”), (b) 3,771,482 shares of common stock held by Georgian Partners Growth Fund (International) IV, LP (“Georgian International IV”), and (c) 54,805 shares of common stock held by Georgian Council II ULC (“Georgian Council”), and (d) 28,332 shares of common stock held by Georgian Council as bare trustee for the beneficial owners Georgian IV and Georgian International IV. The direct general partner of Georgian IV and Georgian International IV is Georgian Partners IV GP, LP (“Georgian IV Direct GP”). The ultimate general partner of Georgian IV and Georgian International IV is Georgian Partners IV GP Inc. (“Georgian IV Ultimate GP”), which also acts as the general partner of Georgian IV Direct GP. Georgian Direct GP and Georgian Ultimate GP may each be deemed to have sole voting and dispositive power with respect to the shares held by each of Georgian IV and Georgian International IV. Justin LaFayette, Simon Chong and John Berton are the directors of each of Georgian IV Ultimate GP and Georgian Council and may be deemed to have shared voting and dispositive power with respect to the shares held by Georgian IV and Georgian International IV. The address of each of the entities and persons named above is 2 St. Clair Avenue West, Suite 1400, Toronto, ON M4V 1L5, Canada.
(6)Consists of (a) 3,930,760 shares of common stock held by Mr. Camara and (b) 325,000 shares issuable upon exercise of stock options held by Mr. Camara that are currently exercisable or exercisable within 60 days of April 15, 2022.
(7)Consists of 3,426,535 shares of common stock held by Dragoneer Investment Group, LLC (“Dragoneer”). Dragoneer is a registered investment adviser under the Investment Advisers Act of 1940, as amended. As the managing member of Dragoneer, Cardinal DIG CC, LLC may also be deemed to share voting and dispositive power with respect to the shares held by Dragoneer. Marc Stad is the sole member of Cardinal DIG CC, LLC, and may be deemed to share beneficial ownership of the shares held by Dragoneer. The address of each of the entities and person named above is One Letterman Dr., Bldg. D, Ste M500, San Francisco, CA 94129.
(8)Consists of (a) 396,317 shares of common stock held by Mr. Lafair and (b) 102,049 shares issuable upon exercise of stock options held by Mr. Lafair that are currently exercisable or exercisable within 60 days of April 15, 2021.
(9)Consists of (a) 126,574 shares of common stock held by Mr. Shimek and (b) 109,385 shares issuable upon exercise of stock options held by Mr. Shimek that are currently exercisable or exercisable within 60 days of April 15, 2021. Excludes (a) 16,892 shares transferred to the Isabella P. Stevenson-Shimek 2021 Irrevocable Trust in June 2021 and (b) 16,891 shares transferred to the Harper L. Stevenson-Shimek 2021 Irrevocable Trust in June 2021.
(10)Consists of (a) 2,537 shares of common stock held by Ms. Blount and (b) 611 shares issuable upon the settlement of RSU awards held by Ms. Blount that vest within 60 days of April 15, 2022.
(11)Consists of (a) 1,223 shares of common stock held by Dr. Burnette and (b) 611 shares issuable upon the settlement of RSU awards held by Dr. Burnette that vest within 60 days of April 15, 2022.
(12)Consists of (a) 18,855 shares of common stock held by Mr. Goodman, (b) 11,115 shares of common stock held by Cracktuxet II, LLC, over which Mr. Goodman exercises control, and (c) 5,887 shares held by NB Group, LLC, over which Mr. Goodman exercises control. Mr. Goodman disclaims beneficial ownership of the securities held by the Bessemer Entities (as defined above) referred to in footnote (2) above, except to the extent of his pecuniary interest, if any, in such securities by virtue of his indirect interest in the Bessemer Entities.
(13)Consists of (a) 3,267 shares of common stock held by Mr. Hill, (b) 700 shares of common stock held by Mr. Hill’s child, and (c) 611 shares issuable upon the settlement of RSU awards by Mr. Hill that vest within 60 days of April 15, 2022.
(14)Consists of (a) 118,884 shares of common stock held by Mr. Offerdahl, (b) 2,000 shares issuable upon exercise of stock options held by Mr. Offerdahl that are currently exercisable or exercisable within 60 days of April 15, 2022 and (c) 917 shares issuable upon the settlement of RSU awards held by Mr. Offerdahl that vest within 60 days of April 15, 2022.
(15)Mr. Nathaniel resigned as our Chief Operating Officer in November 2021, and ceased employment with us in January 2022. He is included in this table because he is a named executive officer for the year ended December 31, 2021, but he is not counted for purposes of aggregating beneficial ownership of directors and executive officers as a group.
(16)Consists of (a) 13,190,640 shares of common stock held by our directors and executive officers, (b) 565,518 shares issuable upon exercise of stock options held by our directors and executive officers that are currently exercisable or exercisable within 60 days of April 15, 2022 and (c) 2,750 shares issuable upon the settlement of RSU awards held by our directors and executive officers that vest within 60 days of April 15, 2022.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Equity plans approved by stockholders	1,700,380	$3.61	6,167,020
Equity plans not approved by stockholders	—	—	—
__________
(1)Includes the 2013 Plan and the 2021 Plan, but does not include future rights to purchase common stock under our 2021 Employee Stock Purchase Plan (“ESPP”), which depend on a number of factors described in our ESPP and will not be determined until the end of the applicable purchase period.
(2)The weighted-average exercise price excludes any outstanding RSU or restricted stock awards, which have no exercise price.
(3)Includes the 2021 Plan and ESPP. Stock options or other stock awards granted under the 2013 Plan that are forfeited, terminated, expired or repurchased become available for issuance under the 2021 Plan.

The 2021 Plan provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31st of the preceding year; or such lesser number of shares of common stock as determined by our board of directors prior to January 1st of a given year. In addition, the ESPP provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each year for a period of up to ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the preceding year, and (ii) 1,600,000 shares of common stock; or such lesser number of shares of common stock as determined by our board of directors prior to January 1st of a given year.

Accordingly, on January 1, 2022, the number of shares of common stock available for issuance under the 2021 Plan and the ESPP increased by 2,900,511 shares and 580,102 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following is a summary of transactions since January 1, 2020, to which we have been a participant in which:

•the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets as of December 31, 2021 and 2020; and
•any of our directors, executive officers or holders of more than 5% of our common stock at the time of such transaction, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Series F Redeemable Convertible Preferred Stock

In September 2020 and October 2020, we issued and sold an aggregate of 4,038,672 shares of our Series F redeemable convertible preferred stock in multiple closings at a purchase price of $14.8565 per share, for an aggregate purchase price of $60.0 million. Immediately prior to the closing of our IPO on July 23, 2021, each share of our Series F redeemable convertible preferred stock automatically converted into one share of our common stock.

The table below sets forth the number of shares of our Series F redeemable convertible preferred stock purchased by our related parties.

Stockholder	Shares of Series F Convertible Preferred Stock	Total Purchase Price ($)
Entities affiliated with Georgian Partners(1)	2,019,355	30,000,565
Entities affiliated with Bessemer Venture Partners(2)	807,727	11,999,999
SG-Disco, LLC(3)	673,106	9,999,999
Entities affiliated with LiveOak Venture Partners(4)	201,931	3,000,000
__________
(1)The entities affiliated with Georgian Partners holding our Series F redeemable convertible preferred stock whose shares are aggregated for purposes of reporting share ownership information are Georgian Partners Growth Fund IV, LP, Georgian Partners Growth Fund (International) IV, LP and Georgian Council II ULC. These entities beneficially own more than 5% of our outstanding capital stock and Tyson Baber, a member of our board of directors, is a Lead Investor of Georgian Partners. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.
(2)The entities affiliated with Bessemer Venture Partners holding our Series F redeemable convertible preferred stock whose shares are aggregated for purposes of reporting share ownership information are Bessemer Venture Partners VIII L.P. and Bessemer Venture Partners VIII Institutional L.P. These entities collectively beneficially own more than 5% of our outstanding capital stock. Robert P. Goodman, a member of our board of directors, is a Partner of Bessemer Venture Partners. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.
(3)The Stephens Group is the manager of SG-DISCO, LLC. SG-Disco, LLC beneficially owns more than 5% of our outstanding capital stock and Aaron Clark, a member of our board of directors, is a Managing Director of The Stephens Group. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.
(4)The entity affiliated with LiveOak Venture Partners holding our Series F redeemable convertible preferred stock whose shares are aggregated for purposes of reporting share ownership information is LiveOak I Co-Invest IV L.P. This entity together with other entities affiliated with LiveOak Venture Partners beneficially own more than 5% of our outstanding capital stock. Krishna Srinivasan, the chair of our board of directors and a member of our board of directors, is a Founding Partner of LiveOak Venture Partners. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.

September 2021 Secondary Offering

In connection with our secondary follow-on offering of our common stock in September 2021, certain of our directors, executive officers and holders of more than 5% of our common stock sold shares of common stock:

Name	Number of Shares Sold
Entities Affiliated with Bessemer Venture Partners(1)	1,870,089
SG-Disco, LLC(2)	1,515,530
Entities Affiliated with LiveOakVenture Partners(3)	1,358,699
Kiwi Camara	707,069
Keith Zoellner	85,098
Michael S. Lafair	66,724
Andrew Shimek	40,974
James Offerdahl	8,000
__________
(1)The entities affiliated with Bessemer Venture Partners who sold shares of our common stock and whose sold shares are aggregated for purposes of reporting share ownership information are Bessemer Venture Partners VIII L.P. and Bessemer Venture Partners VIII Institutional L.P. These entities collectively beneficially own more than 5% of our outstanding capital stock. Robert P. Goodman, a member of our board of directors, is a Partner of Bessemer Venture Partners. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.
(2)Aaron Clark, a member of our board of directors, is a Managing Director of The Stephens Group. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.
(3)The entities affiliated with LiveOak Venture Partners who sold shares of our common stock and whose sold shares are aggregated for purposes of reporting share ownership information is LiveOak Venture Partners 1A, L.P., LiveOak Venture Partners I, L.P., LiveOak I Co-Invest L.P., LiveOak I Co-Invest II L.P. and LiveOak I Co-Invest IV L.P. These entities collectively beneficially own more than 5% of our outstanding capital stock. Krishna Srinivasan, the chair of our board of directors and a member of our board of directors, is a Founding Partner of LiveOak Venture Partners. See “Security Ownership of Certain Beneficial Owners and Management” for additional information.

All of these shares were sold to the public at the public offering price of $53.00 per share, and the selling stockholders paid all applicable per share underwriting fees and commissions to the underwriters. We received no proceeds from the sale of these shares by the selling stockholders.

Promissory Note with Mr. Lafair

In October 2018, we entered into a promissory note with Michael S. Lafair, our Chief Financial Officer, pursuant to which we loaned to Mr. Lafair the principal amount of $150,795, with interest accruing at a rate of 2.83% per annum, in connection with the exercise by Mr. Lafair of options to purchase an aggregate of 100,529 shares of our common stock. In connection with entering the promissory note, Mr. Lafair also granted us a security interest in the shares to be purchased as collateral for the note. Mr. Lafair repaid the loan in full in June 2021.

Equity Grants to Directors and Executive Officers

We have granted stock options and restricted stock awards to certain of our directors and executive officers. For more information regarding the stock options and stock awards granted to our directors and named executive officers, see the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board of directors. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them. For more information regarding these agreements, see the section titled “Executive Compensation—Limitations on Liability and Indemnification Matters.”

Policies and Procedures for Transactions with Related Persons

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Our common stock is listed on the NYSE. Under the NYSE listing standards, a majority of the members of our board of directors must qualify as “independent,” as affirmatively determined by our board of directors. Our board of directors consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, and any of his or her family members, and DISCO, our senior management and our independent auditors, our board of directors has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable NYSE listing standards: Mr. Baber, Ms. Blount, Dr. Burnette, Mr. Clark, Mr. Goodman, Mr. Hill, Mr. Offerdahl and Mr. Srinivasan. In making those independence determinations, our board of directors took into account certain relationships and transactions that occurred in the ordinary course of business between DISCO and entities with which some of our directors are or have been affiliated. Mr. Camara is not independent by virtue of his employment as our Chief Executive Officer.

Accordingly, a majority of our directors are independent, as required under applicable NYSE rules. In making this determination, our board of directors considered the applicable NYSE rules and the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including their beneficial ownership of our capital stock.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us by Ernst & Young LLP for the periods set forth below.

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees(1)	$1,961,459	$430,110
Audit-related Fees	—	—
Tax Fees(2)	18,018	—
All Other Fees	—	—
Total Fees	$1,979,477	$430,110
________
(1)Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. The audit fees also include fees for professional services provided in connection with our initial public offering and secondary offering incurred during the fiscal year ended December 31, 2021, including comfort letters, consents, and review of documents filed with the SEC and with our Registration Statement on Form S-8 filed during the first fiscal quarter.
(2)Tax fees consist of tax advisory services related to equity compensation.

All fees described above were pre-approved by the audit committee.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally permits pre-approval of specified services in the defined categories of audit services, audit-related services, tax services and permitted non-audit services. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but any pre-approval decision made pursuant to such delegation must be reported to the full audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

Part IV

Item 15. Exhibit and Financial Statement Schedules

1. Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).

2. All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3. The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit Index

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-40624	3.2	July 23, 2021
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2	Description of Securities.	10-K	001-40624	4.2	February 25, 2022
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6†	Sublease Agreement, dated August 8, 2018, by and between the Registrant and Spiceworks, Inc.	S-1/A	333-257435	10.6	June 25, 2021
10.7	Second Amended and Restated Loan and Security Agreement, dated December 14, 2020, by and between the Registrant and Comerica Bank.	S-1/A	333-257435	10.7	July 12, 2021
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Kiwi Camara.	10-Q	001-40624	10.5	November 10, 2021
10.9+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.10+	Amended and Restated Employment Agreement by and between the Registrant and Sean Nathaniel.	10-Q	001-40624	10.7	November 10, 2021
10.11+	Amended and Restated Employment Agreement by and between the Registrant and Andrew Shimek.	10-Q	001-40624	10.8	November 10, 2021
10.12+	Amended and Restated Employment Agreement by and between the Registrant and Keith Zoellner.	10-Q	001-40624	10.9	November 10, 2021
10.13+	Non-Employee Director Compensation Policy	S-1/A	333-257435	10.13	July 12, 2021
10.14+	Transition and Separation Agreement by and between the Registrant and Sean Nathaniel.	10-K	001-40624	10.14	February 25, 2022
21.1	List of subsidiaries of the Registrant.	10-K	001-40624	21.1	February 25, 2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	001-40624	23.1	February 25, 2022
24.1	Power of Attorney (see the signature page to the Original 10-K).	10-K	001-40624	24.1	February 25, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40624	31.1	February 25, 2022
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40624	31.2	February 25, 2022
31.3*
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40624	32.1	February 25, 2022
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-40624	101.INS	February 25, 2022
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-40624	101.SCH	February 25, 2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-40624	101.CAL	February 25, 2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-40624	101.DEF	February 25, 2022
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-40624	101.LAB	February 25, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-40624	101.PRE	February 25, 2022
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

CS DISCO, INC.

Date: April 29, 2022	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer