Form 10-Q
period 2022-03-31
CS Disco, Inc.
filed 2022-05-13
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2022, the registrant had 58,550,540 shares of common stock, $0.005 par value per share, outstanding.

		Page
Part I - Financial Information		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

Part II - Other Information
Item 1.	Legal Proceedings	36
Item1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
Signatures		69

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
•the effects of global events, such as the COVID-19 pandemic, including variants of COVID-19, or other public health crises and the Russian military operations in Ukraine, on our business and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$238,576	$255,477
Accounts receivable, net	24,930	20,740
Other current assets	3,662	4,634
Total current assets	267,168	280,851
Property and equipment, net	5,848	5,335
Operating lease right-of-use assets	609	864
Intangible assets, net	1,173	—
Goodwill	5,898	—
Other assets	384	351
Total assets	$281,080	$287,401
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$7,545	$4,686
Accrued expenses	3,816	2,844
Accrued salary and benefits	4,503	7,955
Deferred revenue	3,035	2,175
Operating leases	627	890
Finance lease	70	99
Total current liabilities	19,596	18,649
Other liabilities	653	75
Total liabilities	20,249	18,724
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 58,427 and 58,010 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	293	291
Additional paid-in capital	399,851	395,850
Accumulated deficit	(139,313)	(127,464)
Total stockholders’ equity	260,831	268,677
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$281,080	$287,401

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$34,468	$21,131
Cost of revenue	8,969	5,788
Gross profit	25,499	15,343
Operating expenses:
Research and development	12,318	6,262
Sales and marketing	16,419	7,876
General and administrative	8,519	4,053
Total operating expenses	37,256	18,191
Loss from operations	(11,757)	(2,848)
Other income (expense)
Interest and other income	30	13
Interest and other expense	(93)	(57)
Loss from operations before income taxes	(11,820)	(2,892)
Income tax provision	(29)	(36)
Net loss	$(11,849)	$(2,928)
Less accretion of redeemable convertible preferred stock	—	(26)
Net loss attributable to common stockholders	$(11,849)	$(2,954)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.22)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,972	13,388

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	409	2	969	—	971
Repurchase of common stock related to net share settlement	(6)	—	(233)	—	(233)
Vesting of restricted stock units	14	—	—	—	—
Stock compensation expense	—	—	3,265	—	3,265
Net loss	—	—	—	(11,849)	(11,849)
Balance at March 31, 2022	58,427	$293	$399,851	$(139,313)	$260,831

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	26	—	—	(26)	—	(26)
Exercise of stock options	—	—	56	—	222	—	222
Repurchase of common stock related to net share settlement	—	—	(4)	—	(50)	—	(50)
Stock compensation expense	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	(2,928)	(2,928)
Balance at March 31, 2021	35,793	$160,826	13,585	$68	$8,765	$(106,048)	$(97,215)

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(11,849)	$(2,928)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	455	424
Stock-based compensation	3,206	488
Charge to allowance for credit losses	180	130
Non-cash operating lease costs	255	242
Non-cash interest	—	21
Changes in operating assets and liabilities:
Accounts receivable	(4,370)	(2,171)
Other current assets	965	(75)
Other long-term assets	(39)	—
Accounts payable	2,773	679
Accrued expenses and other	(3,253)	(2,167)
Deferred revenue	556	1,110
Operating lease liabilities	(263)	(249)
Net cash used in operating activities	(11,384)	(4,496)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(631)	(586)
Cash paid for acquisitions	(5,310)	—
Net cash used in investing activities	(5,941)	(586)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	(284)	—
Proceeds from exercise of stock options	970	222
Repurchase of common stock related to net share settlement	(233)	(50)
Principal payments on finance lease obligations	(29)	(27)
Net cash provided by financing activities	424	145
Net increase (decrease) in cash:	(16,901)	(4,937)
Cash & cash equivalents at beginning of period	255,477	58,569
Cash & cash equivalents at end of period	$238,576	$53,632
Supplemental disclosure:
Cash paid for interest	$—	$12
Cash paid for taxes	$102	$16
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$26
Property and equipment included in accounts payable and accrued liabilities	$244	$—
Acquisition holdback	$800	$—
Contingent consideration related to acquisition	$593	$—

CS DISCO, INC.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Overview
CS Disco, Inc. (the “Company” or “DISCO”), has built a cloud-native, AI-powered software platform that enterprises, law firms, legal services providers, and governments use for ediscovery, legal document review, and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company incorporated as a Delaware corporation on December 2, 2013. The Company’s headquarters are located in Austin, Texas.
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the interim condensed consolidated statements of operations and comprehensive loss, of cash flows, and of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the related notes to such interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, as amended on April 29, 2022.

Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. Additionally, Russia’s military operations in Ukraine have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, and suppliers. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables, and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, fair value of acquired intangible aseets, carrying value of goodwill, fair value of contingent consideration, income taxes and deferred tax asset valuation and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company had six series of redeemable convertible preferred stock. Upon closing of the Company’s IPO, the outstanding redeemable convertible preferred stock was automatically converted into 35,793,483 shares of common stock. All series of the Company’s redeemable convertible preferred stock were considered to be participating securities because all holders were entitled to receive a non-cumulative dividend on a pari passu basis in the event that a dividend is paid on the common stock. The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. As such, the Company’s net losses were not allocated to these participating securities.
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, stock warrants and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.
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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.2 million for expected losses for the three months ended March 31, 2022 and $0.3 million has been written off and charged against the allowance for the three months ended March 31, 2022. Recoveries made by the Company were nominal for the three months ended March 31, 2022. The allowance for credit losses related to accounts receivable was $1.1 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at March 31, 2022 and December 31, 2021.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the three months ended March 31, 2022 and the year ended December 31, 2021.
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
Capitalized Internal-Use Software Development Costs
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
Purchase Price Allocation, Intangible Assets, and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.
In connection with the Company’s acquisitions discussed in Note 9, “Acquisitions, Intangible Assets, and Goodwill,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
The excess purchase price over the fair value of assets acquired is recorded as goodwill. The Company tests goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate an impairment may have occurred. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill for all periods presented.
Debt Issuance Costs
The Company records underwriting, legal, and other direct costs incurred related to the issuance of revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs was nominal for the three months ended March 31, 2021. Upon the extinguishment of the related debt in November 2021, all unamortized capitalized deferred financing costs were recorded to interest expense. There was no amortization expense related to debt issuance costs for the three months ended March 31, 2022.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three months ended March 31, 2022 or 2021.
Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s revenue recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the Company’s customers’ use of its solutions. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of the Company’s solutions. Personnel costs include salaries, benefits, bonuses, stock-based compensation, and allocated overhead costs.
Research and Development
Research and development expenses consist primarily of personnel-related costs for the Company’s development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing the Company’s solution and software services dedicated for use by the Company’s research and development organization.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with the Company’s sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with the Company’s marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by the Company’s sales and marketing organizations and outside services contracted for sales and marketing purposes.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with the Company’s finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting, professional services fees, software services dedicated for use by the Company’s general and administrative functions, insurance, allowance for credit losses and other corporate expenses.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units. The fair value of restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity360, LLC (“Congruity”). As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over the next 2.86 years. As of March 31, 2022, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario based method was $0.6 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
The fair value of the contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflect management’s best estimate of future results, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant fluctuations in the fair value of contingent consideration based on actual results. The fair value of this contingent consideration will continue to be revalued on a quarterly basis. Changes in the fair value of the contingent consideration will be recorded as operating expense in the condensed consolidated statements of operations and comprehensive loss.

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
The Company’s policy is to recognize interest and penalties related to uncertain tax positions outside of income tax expense within general and administrative expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2022 and December 31, 2021.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this guidance as of January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
3. Revenue Recognition
Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to over the term of the agreement, when control of the Company’s solutions are transferred to customers.
The Company recognizes revenue through the following five-step framework in accordance with ASC Topic 606, Revenue from Contracts with Customers:
(1)    Identification of the contract, or contracts, with the customer;
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
In the three months ended March 31, 2022 and 2021, usage-based revenue represented 90% and 87% of total revenue, respectively. In the three months ended March 31, 2022 and 2021, subscription revenue fees represented 10% and 13% of the total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $2.2 million and $1.6 million of deferred revenue balance as of December 31, 2021 and 2020 respectively, the Company recognized $1.3 million and $1.0 million as revenue during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021 the Company recorded $3.0 million and $2.2 million of current deferred revenue, respectively. The Company recorded $0.1 million of non-current deferred revenue as of March 31, 2022 and no non-current deferred revenue as of December 31, 2021.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $3.4 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
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
As of March 31, 2022, the Company expects to recognize approximately $22.1 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $11.9 million as of March 31, 2022 from remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three months ended March 31, 2022 and 2021, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment	$3,494	$3,079
Capitalized internal-use software	5,658	5,168
Leasehold improvements	112	111
Furniture	649	649
Total property and equipment	9,913	9,007
Less: accumulated depreciation and amortization	(4,065)	(3,672)
Property and equipment, net	$5,848	$5,335
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
5. Leases
As of March 31, 2022, the Company had one leased property used as office facilities with a remaining lease term of 0.6 years, and no leased properties classified as a “short-term” lease. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. For each lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The liability and asset are then amortized as payments are made.
The Company has future minimum payments required under the operating lease for office facilities of $0.6 million for the remainder of the lease term.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$32,767	$20,275
All other countries	1,701	856
Total revenue	$34,468	$21,131
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
In December 2020, the Company entered into the Second Amended and Restated Loan and Security Agreement, which provided a $40.0 million revolving credit facility with a maturity date of November 30, 2023. The Company’s obligations under the agreement contained certain customary covenants, including, but not limited to, those relating to additional indebtedness, liens, asset divestitures and affiliate transactions. The agreement also contained a liquidity covenant equal to the greater of (i) $5.0 million or (ii) total six-month adjusted EBITDA burn when the sum of the outstanding principal amounts are equal or in excess of $18.0 million. The revolving credit facility bore interest on outstanding borrowings as the sum of the Daily Adjusting LIBOR Rate for such day plus 2.50% plus an applicable margin of 0.25% per annum.
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
In November 2021, the Company extinguished the Loan and Security Agreement. The Company did not incur any early termination fees in connection with the termination of the agreement. The Company has no outstanding debt as of March 31, 2022.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs were being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method. In connection with the extinguishment of the Loan and Security Agreement in November 2021, the Company recognized the remaining debt issuance costs as interest expense. There was no amortization expense related to debt issuance costs for the three months ended March 31, 2022.
8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under a non-cancellable operating lease with a remaining term of 0.6 years as well as furniture under a non-cancellable finance lease. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments.
During the three months ended March 31, 2022 there were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not presently a party to any litigation the outcome of which, management believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.

9. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an Asset Purchase Agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of March 31, 2022, the estimated fair value of the contingent consideration was $0.6 million. The legal workflow solutions will expand the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the 12 month measurement period, if necessary. The resulting goodwill will be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the acquisition was not material to the condensed consolidated results of operations and comprehensive loss. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Preliminary fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(17)	$883	5 years
Customer relationships	300	(10)	290	3 years
Total	$1,200	$(27)	$1,173
Intangible amortization expense was nominal for the three months ended March 31, 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$211
2023	280
2024	280
2025	195
2026	180
Thereafter	27
Total	$1,173

Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Amount
Balance as of December 31, 2021	$—
2022 acquisition	5,898
Total	$5,898
10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2022, 6.8 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation cost related to equity incentive awards of $3.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Stock Options

Options under the 2021 Plan are granted at the estimated fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options normally vest according to a four-year vesting schedule, with 25% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Granted	—	—
Exercised	(409)	2.37
Forfeited and cancelled	(266)	17.21
Options outstanding as of March 31, 2022	1,885	$6.95	6.11	$50,933
Options vested and exercisable at March 31, 2022	1,388	$5.08	5.39	$40,119
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $12.5 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.7 million, which is expected to be recognized over a weighted-average period of 2.11 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted for the three months ended March 31, 2022 and 2021, respectively. During the three months ended

March 31, 2022 and 2021, 25,000 and 12,500 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
As of March 31, 2022, the Company had $3.4 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 3.15 years.
Restricted Stock Units
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years, subject to the continuous service of the individual.
In March 2022, the Company granted 0.6 million PSUs. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on a revenue goal for fiscal year 2022 that determines the total vestable shares. After the performance period, one-third of the vestable shares will vest, and the remaining vestable shares will vest over a two-year service period. As of March 31, 2022, none of the PSUs have vested or were released.
The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2021	469	$47.12	$16,781
Granted	1,575	31.27	—
Vested	(14)	44.63	—
Forfeited and cancelled	(88)	40.66	—
Unvested and outstanding as of March 31, 2022	1,942	$34.58	$63,767
At March 31, 2022, there was an estimated $55.7 million of total unrecognized stock-based compensation costs related to RSUs and PSUs. These costs will be recognized over a weighted-average period of 3.37 years.
11. Income Taxes
The Company’s income tax expense was nominal for the three months ended March 31, 2022 and 2021, respectively. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences was maintained. The Company’s effective tax rate was (0.25)% and (1.24)% of the loss before income taxes for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes, and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.7 million in employer contributions to the plan during the three months ended March 31, 2022. The Company did not make any employer contributions to the plan during the three months ended March 31, 2021.
The Company also engages in a required pension plan in the United Kingdom. As of March 31, 2022 and December 31, 2021, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(11,849)	$(2,928)
Less accretion of redeemable convertible preferred stock	—	(26)
Loss applicable to common stockholders basic and diluted	(11,849)	(2,954)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	57,972	13,388
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.20)	$(0.22)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of March 31,
	2022	2021
Redeemable convertible preferred stock, as converted	—	35,793
Stock options	1,898	3,180
Unvested restricted stock awards	238	100
Unvested restricted stock units	1,942	—
Common stock warrants	—	50
Total	4,078	39,123
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2022, as amended on April 29, 2022. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 10% and 13% of our revenue for the three months ended March 31, 2022 and 2021, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of March 31, 2022, we had $238.6 million of cash and cash equivalents. We generated revenue of $34.5 million and $21.1 million in the three months ended March 31, 2022 and 2021, respectively, representing a period-over-period growth of

63%. Our net loss was $11.8 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. We generated Adjusted EBITDA of $(7.8) million and $(1.9) million for the three months ended March 31, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic, including variants of COVID-19 will directly or indirectly impact our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate instituted shelter-in-place orders in March and April 2020 to mitigate the outbreak of COVID-19, forcing court closures and causing general delays in litigation proceedings, as well as leading to delays in the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020. As shelter-in-place orders expired and businesses and court systems adjusted their operations to accommodate remote work policies, usage in our solution increased and our revenue in the third quarter of 2020 returned to pre-pandemic levels of growth.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three months ended March 31, 2022, 5% of our revenue was generated by customers outside of the United States. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow solutions from Congruity360, LLC in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our solution and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end solution provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.
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
In the three months ended March 31, 2022 and 2021, usage-based revenue represented 90% and 87% of total revenue, respectively. In the three months ended March 31, 2022 and 2021, subscription revenue fees represented 10% and 13% of the total revenue, respectively.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the three months ended March 31, 2021, certain operating expenses decreased as a result of the COVID-19 pandemic. Certain expenses impacted by COVID-19 resumed during the second half of 2021 and the three months ended March 31, 2022, although the magnitude of these expenses did not reach pre-pandemic levels.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses decreased in the three months ended March 31, 2021 due to the COVID-19 pandemic and resumed in second half of 2021 and the three months ended March 31, 2022, although the magnitude of these expenses did not reach pre-pandemic levels. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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
In the three months ended March 31, 2022, we incurred additional expenses as a result of operating as a public company in comparison to the three months ended March 31, 2021, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of total revenue from period to period.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income related to non-operating activities, interest expense and gains and losses from foreign currency transactions and remeasurements of foreign currency-denominated monetary assets and liabilities to the U.S. Dollar.
Income Tax Provision
Income tax provision consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$34,468	$21,131
Cost of revenue(1)	8,969	5,788
Gross profit	25,499	15,343
Operating expenses:
Research and development(1)	12,318	6,262
Sales and marketing(1)	16,419	7,876
General and administrative(1)	8,519	4,053
Total operating expenses	37,256	18,191
Loss from operations	(11,757)	(2,848)
Other income (expense):
Interest and other income	30	13
Interest and other expense	(93)	(57)
Total other income (expense)	(63)	(44)
Loss before income taxes	(11,820)	(2,892)
Income tax provision	(29)	(36)
Net loss	$(11,849)	$(2,928)
Accretion of redeemable convertible preferred stock	—	(26)
Net loss attributed to common stockholders	$(11,849)	$(2,954)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$160	$8
Research and development	1,427	201
Sales and marketing	821	83
General and administrative	798	196
Total	$3,206	$488

	Three Months Ended March 31,
	2022	2021
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	26	27
Gross profit	74	73
Operating expenses:
Research and development	36	30
Sales and marketing	48	37
General and administrative	25	19
Total operating expenses	108	86
Loss from operations	(34)	(13)
Other income (expense):
Interest and other income	*	*
Interest and other expense	*	*
Total other income (expense)	*	*
Loss before income taxes	(34)	(14)
Income tax provision	*	*
Net loss	(34)%	(14)%
Accretion of redeemable convertible preferred stock	—	*
Net loss attributed to common stockholders	(34)%	(14)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$34,468	$21,131	$13,337	63%
Total revenue increased by $13.3 million, or 63%, for the three months ended March 31, 2022 compared to the same period in 2021. Approximately 65% of the increase is related to additional usage and adoption of our solution by our existing customers. The remaining 35% increase in revenue is related to new customers added during the period.
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,969	$5,788	$3,181	55%
Percentage of revenue	26%	27%

Total cost of revenue increased by $3.2 million, or 55%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in outsourced staffing vendors fees of $1.5 million and costs for cloud hosting of $0.2 million related to increased usage of our solution. Additionally, cost of revenue increased $1.4 million due to increased personnel costs, including stock-based compensation, as a result of increased headcount.
Operating Expenses
Research and Development

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$12,318	$6,262	$6,056	97%
Percentage of revenue	36%	30%
Research and development expenses increased by $6.1 million, or 97%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $5.7 million in personnel costs, including stock-based compensation, as a result of increased headcount. Additionally, software expense increased $0.3 million related to the additional headcount.
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$16,419	$7,876	$8,543	108%
Percentage of revenue	48%	37%
Sales and marketing expenses increased by $8.5 million, or 108%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily related to $6.3 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.3 million to support the additional headcount. Additionally, marketing expenses increased $1.2 million and professional services expense increased $0.3 million to support our continued growth. Travel and entertainment expenses also increased $0.3 million as in-person conferences and travel resumed.
General and Administrative

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$8,519	$4,053	$4,466	110%
Percentage of revenue	25%	19%
General and administrative expenses increased by $4.5 million, or 110%, for the three months ended March 31, 2022 compared to the same period in 2021. This increase was primarily attributable to a $2.1 million increase in personnel costs, including stock-based compensation, as a result of increased headcount and a $0.9 million increase in professional services related to additional compliance requirements of being a public company. Additionally, corporate insurance expense increased $1.1 million as a result of being a public company.

Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense, income tax provision, interest and other, net, stock-based compensation expense, payroll tax expense on employee stock transactions, refund of sales and use taxes related to sales tax in prior periods and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(11,849)	$(2,928)
Depreciation and amortization expense	455	424
Income tax provision	29	36
Interest and other, net	63	44
Stock-based compensation expense	3,206	488
Payroll tax expense on employee stock transactions	275	4
Adjusted EBITDA	$(7,821)	$(1,932)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our former revolving credit facility. As of March 31, 2022, our principal sources of liquidity was cash and cash equivalents, totaling $238.6 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating lease and purchase commitments to our cloud hosting providers and other vendors. There were no material changes in our material cash requirements during the three months ended March 31, 2022 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2022. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(11,384)	$(4,496)	$(6,888)	153%
Cash used in investing activities	(5,941)	(586)	(5,355)	914%
Cash provided by financing activities	424	145	279	192%
Net increase in cash and cash equivalents	$(16,901)	$(4,937)	$(11,964)	242%
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
Net cash used in operating activities for the three months ended March 31, 2022 was $11.4 million, an increase of $6.9 million from net cash used in operating activities of $4.5 million for the three months ended March 31, 2021. The change in cash flow used in operations was primarily due to an increase in net loss of $8.9 million. Fluctuations in net loss are further explained in the “—Comparison of the Three Months Ended March 31, 2022 and 2021” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The increase in cash used in operating activities was also due to an increase in accounts receivable of $2.2 million related to revenue growth. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $2.7 million due to additional equity awards issued during the period with increased underlying share values, a decrease in other current assets of $1.0 million related to a decrease in prepaid expenses, and an increase in accounts payable and accrued expenses of $1.0 million related to growth of our operations.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $5.9 million, an increase of $5.4 million from net cash used in investing activities of $0.6 million for the three months ended March 31, 2021. The increase in cash used in investing activities was primarily related to $5.3 million cash paid for the acquisition of legal workflow solutions from Congruity.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.4 million, an increase of $0.3 million from net cash provided by financing activities of $0.1 million for the three months ended March 31, 2021. The change in cash flows was primarily related to an increase in proceeds from exercises of stock options of $0.7 million due to an increase in option exercise activity related to our stock being publicly traded. This increase in cash was offset by an increase in the cost to repurchase common stock related to net share settlement of $0.2 million due to the increase in the value of our stock year-over-year as well as the payment of $0.3 million of IPO costs.
Critical Accounting Estimates
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
While our significant accounting policies are more fully described in Note 2 in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
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
In general, we satisfy the majority of our performance obligations over time as we transfer the promised solutions to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances and our remaining performance obligations. These evaluations involve uncertainty because they may require significant judgment that could affect the timing and amount of revenue recognized. Usage-based revenue is recognized monthly based on actual usage and subscription revenue is recognized on a ratable basis over the contractual term, which is generally one year.
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
If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation expense may differ. We did not make any stock option grants in the three months ended March 31, 2022 and 2021.
We have also granted restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). Commencing in 2022, we granted performance-based restricted stock units (“PSUs”). The PSUs vest on the satisfaction of both a service-based and performance-based condition. The performance-based condition is based on the achievement of revenue targets for the period commencing on January 1, 2022 and ending on December 31, 2022. Each reporting period, the Company accrues stock-based compensation based on the assessed probability of achieving the revenue targets. Stock-based compensation related to RSAs, RSUs and PSUs is measured based on the fair value of the common stock on the grant date. It is recognized in our condensed consolidated statements of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.
Acquisitions
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to other income, net in the condensed consolidated statements of operations and comprehensive loss.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. As a result, the trading price of our common stock could decline.
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
We have experienced substantial growth in our business since inception. For example, our revenue was $34.5 million and $21.1 million for the three months ended March 31, 2022 and 2021, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $11.8 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $139.3 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.

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
We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report on Form 10-Q. Our market is developing and may develop differently than we expect. Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q and other filings we make from time to time with the SEC are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including Kiwi Camara, our Co-Founder and Chief Executive Officer. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solution, and our existing salespeople, because of their relationship with our customers. Our senior management and key employees are employed on an at-will basis. In addition, many of our senior management and key employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic as well as the impact of Russia’s military operations in Ukraine. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the ongoing COVID-19 pandemic, variants of COVID-19 or other similar outbreaks or pandemics. The COVID-19 outbreak has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, travel bans and occupancy limits intended to control the spread of the virus. Government authorities, including those in Austin, Texas, where our headquarters is located, previously instituted policies that required most of our employees in that area to work remotely. While strict shelter-in-place and similar orders have been lifted, limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Omicron variant and other potentially more contagious variants of the COVID-19 virus. These policies have, and are expected to continue to have, an impact on our business and the business of our customers. For example, customers’ inability to access their office resulted in delays in collecting data for use in legal matters and delayed increases in usage of our solution consequently reduced our revenue growth. This impact could increase if further actions that alter our operations are required by applicable government authorities or if we determine further actions are in the best interests of our customers’ or of our employees.
To the extent that such restrictions are reinstated, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and COVID-19 variants, there could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness or ability to enter into or renew contracts with us. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic and COVID-19 variants will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, availability and rates of vaccination or whether or to what extent the COVID-19 pandemic and COVID-19 variants or the effects thereof may have longer-term unanticipated impacts on our business.
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
As of March 31, 2022, we had four U.S. granted patents and 10 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for credit losses, fair value of financial instruments, valuation of stock-based compensation, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.
Risks Related to Being a Public Company
We will continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are expected to devote a substantial amount of time to compliance with these requirements, which may divert their attention from managing our business operations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
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
Neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal controls over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
We have in the past experienced material weaknesses in our internal controls over financial reporting, including in the course of preparing our audited consolidated financial statements for the year ended December 31, 2019. Management has concluded that our internal control over financial reporting was effective as of December 31, 2021. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise, we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
Based on the number of shares outstanding as of March 31, 2022, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 1.9 million shares of common stock issuable upon the exercise of options and 1.9 million shares of common stock issuable upon the vesting and settlement of restricted stock units outstanding as of March 31, 2022. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of March 31, 2022, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
None.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	8-K	001-40624	3.2	July 23, 2021

10.1+	Non-Employee Director Compensation Policy.

10.2+	Forms of Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.

10.3+	Performance Bonus Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

May 13, 2022	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Michael Lafair
	Name:	Michael Lafair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)