Form 10-Q
period 2022-06-30
CS Disco, Inc.
filed 2022-08-12
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
	111 Congress Ave. Suite 900 Austin, Texas 78704
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 58,693,197 shares of common stock, $0.005 par value per share, outstanding.

		Page
Part I - Financial Information		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

Part II - Other Information
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
Signatures		74

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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$228,187	$255,477
Accounts receivable, net	24,309	20,740
Other current assets	2,950	4,634
Total current assets	255,446	280,851
Property and equipment, net	7,229	5,335
Operating lease right-of-use assets	10,937	864
Intangible assets, net	1,101	—
Goodwill	5,898	—
Other assets	737	351
Total assets	$281,348	$287,401
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,565	$4,686
Accrued expenses	4,609	2,844
Accrued salary and benefits	5,817	7,955
Deferred revenue	2,690	2,175
Operating leases	1,229	890
Finance leases	39	99
Total current liabilities	22,949	18,649
Operating leases, non-current	9,711	—
Finance leases, non-current	219	—
Other liabilities	631	75
Total liabilities	33,510	18,724
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 58,662 and 58,010 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	294	291
Additional paid-in capital	407,028	395,850
Accumulated deficit	(159,484)	(127,464)
Total stockholders’ equity	247,838	268,677
Total liabilities and stockholders’ equity	$281,348	$287,401

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$33,710	$29,547	$68,178	$50,678
Cost of revenue	8,489	8,695	17,458	14,483
Gross profit	25,221	20,852	50,720	36,195
Operating expenses:
Research and development	15,181	7,861	27,499	14,123
Sales and marketing	18,931	10,832	35,350	18,708
General and administrative	11,065	5,128	19,584	9,182
Total operating expenses	45,177	23,821	82,433	42,013
Loss from operations	(19,956)	(2,969)	(31,713)	(5,818)
Other income (expense)
Interest and other income	29	21	59	34
Interest and other expense	(200)	(92)	(293)	(148)
Loss from operations before income taxes	(20,127)	(3,040)	(31,947)	(5,932)
Income tax provision	(44)	(43)	(73)	(79)
Net loss	$(20,171)	$(3,083)	$(32,020)	$(6,011)
Less accretion of redeemable convertible preferred stock	—	(25)	—	(51)
Net loss attributable to common stockholders	$(20,171)	$(3,108)	$(32,020)	$(6,062)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.23)	$(0.55)	$(0.45)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,344	13,636	58,159	13,513

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	409	2	969	—	971
Repurchase of common stock related to net share settlement	(6)	—	(233)	—	(233)
Vesting of restricted stock units	14	—	—	—	—
Stock compensation expense	—	—	3,265	—	3,265
Net loss	—	—	—	(11,849)	(11,849)
Balance at March 31, 2022	58,427	$293	$399,851	$(139,313)	$260,831
Exercise of stock options	175	1	1,685	—	1,686
Repurchase of common stock related to net share settlement	(1)	—	(31)	—	(31)
Vesting of restricted stock units	61	—	—	—	—
Stock compensation expense	—	—	5,523	—	5,523
Net loss	—	—	—	(20,171)	(20,171)
Balance at June 30, 2022	58,662	$294	$407,028	$(159,484)	$247,838

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	26	—	—	(26)	—	(26)
Exercise of stock options	—	—	56	—	222	—	222
Repurchase of common stock related to net share settlement	—	—	(4)	—	(50)	—	(50)
Stock compensation expense	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	(2,928)	(2,928)
Balance at March 31, 2021	35,793	$160,826	13,585	$68	$8,765	$(106,048)	$(97,215)
Accretion to redemption value	—	25	—	—	(25)	—	(25)
Exercise of stock options	—	—	262	2	611	—	613
Issuance of RSAs	—	—	201	1	(1)	—	—
Repurchase of common stock related to net share settlement	—	—	(3)	—	(57)	—	(57)
Stock compensation expense	—	—	—	—	972	—	972
Net loss	—	—	—	—	—	(3,083)	(3,083)
Balance at June 30, 2021	35,793	$160,851	14,045	$71	$10,265	$(109,131)	$(98,795)

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(32,020)	$(6,011)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,155	830
Stock-based compensation	8,728	1,454
Charge to allowance for credit losses	367	251
Loss (Gain) on disposal of long-lived assets	(1)	—
Unoccupied lease charges	798	—
Non-cash operating lease costs	513	487
Non-cash interest	—	41
Changes in operating assets and liabilities:
Accounts receivable	(3,935)	(8,534)
Other current assets	1,671	(819)
Other long-term assets	(387)	—
Accounts payable	2,966	1,513
Accrued expenses and other	(1,703)	1,268
Deferred revenue	211	(153)
Operating lease liabilities	(525)	(502)
Other liabilities	(16)	—
Net cash used in operating activities	(22,178)	(10,175)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(1,868)	(1,447)
Cash paid for acquisitions	(5,310)	—
Net cash used in investing activities	(7,178)	(1,447)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	(284)	(594)
Proceeds from exercise of stock options	2,656	835
Repurchase of common stock related to net share settlement	(264)	(107)
Principal payments on finance lease obligations	(42)	(55)
Net cash provided by financing activities	2,066	79
Net decrease in cash and cash equivalents:	(27,290)	(11,543)
Cash and cash equivalents at beginning of period	255,477	58,569
Cash and cash equivalents at end of period	$228,187	$47,026
Supplemental disclosure:
Cash paid for interest	$—	$39
Cash paid for taxes	$248	$57
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$51
Property and equipment included in accounts payable and accrued liabilities	$920	$—
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$1,550
Acquisition holdback	$800	$—
Contingent consideration related to acquisition	$593	$—

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
2. Summary of Significant Accounting Policies
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, the Company is required to adopt new or revised standards at the same time as other public companies.
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
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in redeemable convertible preferred stock and stockholders equity (deficit) and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, as amended on April 29, 2022.
Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. Additionally, Russia’s military operations in Ukraine have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, and suppliers. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables, and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, fair value of acquired intangible assets, carrying value of goodwill, fair value of contingent consideration, income taxes and deferred tax asset valuation and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
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
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.
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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.2 million and $0.4 million for expected losses for the three and six months ended June 30, 2022 and $0.4 million and $0.6 million has been written off and charged against the allowance for the three and six months ended June 30, 2022. Recoveries made by the Company were nominal for the three months ended June 30, 2022 and were $0.1 million for the six months ended June 30, 2022. The allowance for credit losses related to accounts receivable was $0.9 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at June 30, 2022 and December 31, 2021.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2022 and the year ended December 31, 2021.
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
Debt Issuance Costs
The Company records underwriting, legal, and other direct costs incurred related to the issuance of revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs was nominal for the six months ended June 30, 2021. Upon the extinguishment of the related debt in November 2021, all unamortized capitalized deferred financing costs were recorded to interest expense. There was no amortization expense related to debt issuance costs for the six months ended June 30, 2022.
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

Right-of-use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company includes any anticipated lease incentives in the determination of lease liabilities.
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when determining its incremental borrowing rates.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the six months ended June 30, 2022 or 2021.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively. Advertising expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted prior to the IPO was estimated using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of stock options granted after the IPO, restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity360, LLC (“Congruity”). As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over the next 2.51 years. As of June 30, 2022, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario based method was $0.6 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
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

The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2022 and December 31, 2021.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred issuance costs would be charged to operating expenses in the condensed consolidated statement of operations and comprehensive loss. Deferred offering costs were $2.1 million as of June 30, 2021 and were classified within other current assets on the condensed consolidated balance sheet. The Company had no deferred offering costs as of June 30, 2022.
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
In the three months ended June 30, 2022 and 2021, usage-based revenue represented 89% of total revenue. In the six months ended June 30, 2022 and 2021, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended June 30, 2022 and 2021, subscription revenue fees represented 11% of the total revenue. In the six months ended June 30, 2022 and 2021, subscription revenue fees represented 11% and 12% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $2.2 million and $1.6 million of deferred revenue balance as of December 31, 2021 and 2020 respectively, the Company recognized $1.8 million and $1.4 million as revenue during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021 the Company recorded $2.7 million and $2.2 million of current deferred revenue, respectively. The Company recorded $0.1 million of non-current deferred revenue as of June 30, 2022 and no non-current deferred revenue as of December 31, 2021.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $2.6 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
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
As of June 30, 2022, the Company expects to recognize approximately $22.1 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $12.5 million from these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and six months ended June 30, 2022 and 2021, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$4,226	$3,079
Capitalized internal-use software	5,746	5,168
Leasehold improvements	402	111
Furniture	1,184	649
Total property and equipment	11,558	9,007
Less: accumulated depreciation and amortization	(4,329)	(3,672)
Property and equipment, net	$7,229	$5,335
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively.
5. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the initial term expires on May 15, 2023, with an option to extend the lease for an additional six months. The optional period for the New York lease has been included in the lease term in the determination of the operating lease right-of-use assets or operating lease liabilities associated with the lease as the Company considers it reasonably certain it will exercise the option. As of June 30, 2022, the Company had no leased properties classified as “short-term” leases. For each lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.
During the three and six months ended June 30, 2022, the Company incurred $0.8 million in unoccupied lease expense for leased facilities in Austin, Texas for the related contractual lease payments and fees. The Company did not incur any unoccupied lease expense during the three and six months ended June 30, 2021.

The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$309	$266	$574	$531
Finance lease expense
Amortization expense	13	19	32	38
Interest on lease liability	1	3	3	6
Short-term lease expense
Lease expense	—	8	—	16
Total lease cost	$323	$296	$609	$591
The Company’s operating and finance right-of-use assets and lease liabilities are as follows (in thousands):

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating right-of-use asset, net of accumulated amortization	$10,937	$864
Finance lease assets	Property and equipment, net of accumulated depreciation	241	183
Total leased assets		$11,178	$1,047
Liabilities
Current
Operating leases	Operating lease liability, current	$1,229	$890
Finance leases	Finance lease liability, current	39	99
Non-current
Operating leases	Operating lease liability, non-current	9,711	—
Finance leases	Finance lease liability, non-current	219	—
Total lease liabilities		$11,198	$989
The weighted average remaining lease term and discount rate as of June 30, 2022 were as follows:

Weighted Average Remaining Lease Term
Operating leases	5.86 years
Finance leases	6.09 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	5.00%

Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2022
	Operating Leases	Finance Leases
2022 (remaining six months)	$359	$4
2023	2,391	47
2024	2,036	47
2025	2,098	47
2026	2,162	47
Thereafter	3,562	75
Total	$12,608	$267
As of June 30, 2022, the Company had no additional operating or finance leases with future commencement dates.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$31,169	$25,934	$63,936	$46,209
All other countries	2,541	3,613	4,242	4,469
Total revenue	$33,710	$29,547	$68,178	$50,678
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

In connection with its amended and restated loan and security agreements, at various times, the Company granted warrants to purchase 49,869 shares of the Company’s common stock at exercise prices ranging from $0.525 per share to $10.80 per share. The warrants were exercisable for 10 years. At the time of issuance, the Company determined the estimated fair value of the warrants. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid-in capital. In October 2021, all outstanding warrants were exercised for a total of $0.1 million.
In November 2021, the Company extinguished the Loan and Security Agreement. The Company did not incur any early termination fees in connection with the termination of the agreement. The Company has no outstanding debt as of June 30, 2022.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs were being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method. In connection with the extinguishment of the Loan and Security Agreement in November 2021, the Company recognized the remaining debt issuance costs as interest expense. There was no amortization expense related to debt issuance costs for the six months ended June 30, 2022.
8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. During the three and six months ended June 30, 2022, the Company entered into two new leases for a new headquarters in Austin, Texas and an office in New York, New York with a remaining weighted average term of 5.86 years. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these new agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
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
9. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an Asset Purchase Agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of June 30, 2022, the estimated fair value of the contingent consideration was $0.6 million. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the acquisition was not material to the condensed consolidated results of operations and comprehensive loss. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
The fair values of assets acquired and liabilities assumed, including valuations of intangible assets, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(64)	$836	5 years
Customer relationships	300	(35)	265	3 years
Total	$1,200	$(99)	$1,101
Intangible amortization expense was $0.1 million for the three and six months ended June 30, 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$139
2023	280
2024	280
2025	195
2026	180
Thereafter	27
Total	$1,101
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2022 were as follows (in thousands):

Amount
Balance as of December 31, 2021	$—
2022 acquisition	5,898
Total	$5,898

10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2022, 6.7 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation cost related to equity incentive awards of $8.7 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.
Stock Options
Options under the 2021 Plan are granted at the estimated fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options normally vest according to a four-year vesting schedule, with 25% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands except for per share amounts and years):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Granted	—	—
Exercised	(584)	4.55
Forfeited and cancelled	(289)	16.80
Options outstanding as of June 30, 2022	1,687	$6.61	6.20	$19,417
Options vested and exercisable at June 30, 2022	1,316	$5.01	5.69	$17,181
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $16.0 million and $8.1 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.2 million, which is expected to be recognized over a weighted average period of 1.95 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company granted 0.2 million RSAs. During the six months ended June 30, 2022 and 2021, 50,000 and 26,336 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
As of June 30, 2022, the Company had $3.1 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 3.00 years.
Restricted Stock Units
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years, subject to the continuous service of the individual.

In March 2022, the Company granted 0.6 million PSUs. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on a revenue goal for fiscal year 2022 that determines the total vestable shares. After the performance period, one-third of the vestable shares will vest, and the remaining vestable shares will vest over a two-year service period. As of June 30, 2022, none of the PSUs have vested or were released.
The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands except for per share amounts):

	Number of shares	Weighted average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2021	469	$47.12	$16,781
Granted	1,722	31.31
Vested	(75)	37.08
Forfeited and cancelled	(191)	37.44
Unvested and outstanding as of June 30, 2022	1,925	$34.33	$34,732
As of June 30, 2022, there was an estimated $50.5 million of total unrecognized stock-based compensation costs related to RSUs and PSUs. These costs will be recognized over a weighted average period of 3.26 years.
CEO Performance Award
On May 20, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a grant to Kiwi Camara, the Company’s Co-Founder and Chief Executive Officer, for a 10-year CEO performance award (the “CEO Performance Award”), the vesting of which is tied solely to achieving stock price milestones (“Milestone Prices”), subject to the approval of the Company’s stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 4,366,966 shares of the Company’s common stock, representing approximately 7.5% of the total outstanding shares of the Company’s common stock as of the grant date, and vests in six tranches. Each of the six tranches vests only if the Milestone Prices are met. The Milestone Prices are met when the average VWAP for any 90-calendar day period during the performance period is equal to or greater than such Milestone Price. “VWAP” means the quotient of (i) the sum of the Daily Total Dollar Volume for the designated period of trading days divided by (ii) the sum of the total trading volume of the Company’s common stock as reported on the primary U.S. exchange on which the Company’s common stock trades for the designated period of trading days, with trading days being the days on which the primary U.S. exchange on which the Company’s common stock trades is open for trading. “Daily Total Dollar Volume” means the product of (i) the closing sales price of the Company’s common stock on a given trading day multiplied by (ii) the corresponding day’s trading volume of the Company’s common stock, in each case as reported on the primary U.S. exchange on which the Company’s common stock trades. For the first tranche to vest, the Company must achieve a Milestone Price of $150 per share, and the next five tranches will only vest if the Company achieves higher Milestone Prices that increase in $150 per share increments - up to a final Milestone Price of $900 per share. The exercise price per share subject to the CEO Performance Award is $32.00, which is the greater of (i) the IPO Price ($32.00 per share) and (ii) the closing sales price of the Company’s common stock on the grant date. The grant date for accounting purposes of May 25, 2022 was the date on which two full trading sessions elapsed after the filing of the preliminary proxy statement with the SEC. The CEO Performance Award was approved by the Company’s stockholders at the Annual Meeting held on July 12, 2022.
Recognition of stock-based compensation expense of all the tranches commenced on the date of grant and is recognized ratably over the expected vesting period of each respective tranche. If the related Milestone Price is achieved earlier than its expected achievement period, then the stock-based compensation expense for that vesting tranche will be accelerated and recorded in the period in which the associated Milestone Price is achieved. The Milestone Price requirement is considered a market condition under Topic 718. The Company estimated the grant date fair value of the CEO Performance Award using Monte Carlo simulations based on the key assumptions for estimating the fair value of the award at the date of grant including volatility of the Company’s common stock price, post-vesting exercise behavior, and the derived service period.
As of June 30, 2022, no Milestone Prices have been achieved. Total stock-based compensation recorded as operating expense for the CEO Performance Award was $0.7 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had approximately $43.7 million of total unrecognized stock-based compensation costs remaining under the CEO Performance Award, which will be recognized over a weighted average period of 6.37 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and will end on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year.
11. Income Taxes
The Company’s income tax expense was nominal for the three and six months ended June 30, 2022 and 2021. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.22)% and (1.41)% of the loss before income taxes for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was (0.23)% and (1.33)% of the loss before income taxes for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes, and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million and $1.3 million in employer contributions to the plan during the three and six months ended June 30, 2022, respectively. The Company did not make any employer contributions to the plan during the three and six months ended June 30, 2021.
The Company also engages in a required pension plan in the United Kingdom. As of June 30, 2022 and December 31, 2021, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(20,171)	$(3,083)	$(32,020)	$(6,011)
Less accretion of redeemable convertible preferred stock	—	(25)	—	(51)
Loss applicable to common stockholders basic and diluted	(20,171)	(3,108)	(32,020)	(6,062)
Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	58,344	13,636	58,159	13,513
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.35)	$(0.23)	$(0.55)	$(0.45)

The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2022	2021
Redeemable convertible preferred stock, as converted	—	35,793
Stock options	1,692	3,305
Unvested restricted stock awards	213	288
Unvested restricted stock units	1,925	—
Common stock warrants	—	50
Total	3,830	39,436
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.

15. Subsequent Events
In July 2022, the Company granted a total of 0.9 million RSUs to employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation expense of $21.7 million related to the RSUs over a weighted average requisite service period of approximately 4.36 years.

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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue for the three and six months ended June 30, 2022. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of June 30, 2022, we had $228.2 million of cash and cash equivalents. We generated revenue of $33.7 million and $29.5 million in the three months ended June 30, 2022 and 2021, respectively, representing a period-over-period growth of

14%. We generated revenue of $68.2 million and $50.7 million in the six months ended June 30, 2022 and 2021, respectively, representing a period-over-period growth of 35%. Our net loss was $20.2 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $32.0 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. We generated Adjusted EBITDA of $(12.4) million and $(1.6) million for the three months ended June 30, 2022 and 2021, respectively, and $(20.2) million and $(3.5) million for the six months ended June 30, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
We cannot predict how long we will continue to experience these impacts as shelter-in-place orders and other related measures are expected to change over time. However, as certain of our customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from the spread of COVID-19, including variants of COVID-19, they may decrease or delay their legal spending or request pricing discounts, any of which may result in decreased revenue for us. In addition, we may experience customer losses, including due to bankruptcy or our customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. In addition, in response to the spread of COVID-19, we have required substantially all of our employees to work remotely to minimize the risk of the virus to our employees and the communities in which we operate. In June 2022, we opened our new headquarters to all employees. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and six months ended June 30, 2022, 8% and 6% of our revenue was generated by customers outside of the United States, respectively. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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

Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow solutions from Congruity360, LLC (“Congruity”) in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our solution and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end solution provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.
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
In the three months ended June 30, 2022 and 2021, usage-based revenue represented 89% of total revenue. In the six months ended June 30, 2022 and 2021, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended June 30, 2022 and 2021, subscription revenue fees represented 11% of the total revenue. In the six months ended June 30, 2022 and 2021, subscription revenue fees represented 11% and 12% of total revenue, respectively.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the six months ended June 30, 2021, certain operating expenses decreased as a result of the COVID-19 pandemic. Certain expenses impacted by COVID-19 resumed during the second half of 2021 and the six months ended June 30, 2022, although the magnitude of these expenses did not reach pre-pandemic levels.
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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses decreased in the six months ended June 30, 2021 due to the COVID-19 pandemic and resumed in second half of 2021 and the six months ended June 30, 2022, although the magnitude of these expenses did not reach pre-pandemic levels. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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
In the six months ended June 30, 2022, we incurred additional expenses as a result of operating as a public company in comparison to the six months ended June 30, 2021, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of total revenue from period to period.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$33,710	$29,547	$68,178	$50,678
Cost of revenue(1)	8,489	8,695	17,458	14,483
Gross profit	25,221	20,852	50,720	36,195
Operating expenses:
Research and development(1)	15,181	7,861	27,499	14,123
Sales and marketing(1)	18,931	10,832	35,350	18,708
General and administrative(1)	11,065	5,128	19,584	9,182
Total operating expenses	45,177	23,821	82,433	42,013
Loss from operations	(19,956)	(2,969)	(31,713)	(5,818)
Other income (expense):
Interest and other income	29	21	59	34
Interest and other expense	(200)	(92)	(293)	(148)
Total other income (expense)	(171)	(71)	(234)	(114)
Loss before income taxes	(20,127)	(3,040)	(31,947)	(5,932)
Income tax provision	(44)	(43)	(73)	(79)
Net loss	$(20,171)	$(3,083)	$(32,020)	$(6,011)
Accretion of redeemable convertible preferred stock	—	(25)	—	(51)
Net loss attributed to common stockholders	$(20,171)	$(3,108)	$(32,020)	$(6,062)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$234	$10	$394	$18
Research and development	2,073	285	3,500	486
Sales and marketing	1,380	235	2,201	318
General and administrative	1,835	436	2,633	632
Total	$5,522	$966	$8,728	$1,454

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	25	29	26	29
Gross profit	75	71	74	71
Operating expenses:
Research and development	45	27	40	28
Sales and marketing	56	37	52	37
General and administrative	33	17	29	18
Total operating expenses	134	81	121	83
Loss from operations	(59)	(10)	(47)	(11)
Other income (expense):
Interest and other income	*	*	*	*
Interest and other expense	(1)	*	*	*
Total other income (expense)	(1)	*	*	*
Loss before income taxes	(60)	(10)	(47)	(12)
Income tax provision	*	*	*	*
Net loss	(60)%	(10)%	(47)%	(12)%
Accretion of redeemable convertible preferred stock	—	*	—	*
Net loss attributed to common stockholders	(60)%	(11)%	(47)%	(12)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$33,710	$29,547	$4,163	14%
Total revenue increased by $4.2 million, or 14%, for the three months ended June 30, 2022 compared to the same period in 2021. Revenue related to new customers added since June 30, 2021 contributed $5.4 million, which was offset by a $1.3 million decrease in revenue from customers that existed as of June 30, 2021. The change in revenue from existing customers was driven by decreases in usage of our solution by certain of our existing customers, including a customer that had a large matter that concluded in the latter half of 2021. When excluding the revenue attributable to this matter for the three months ended June 30, 2021, approximately 83% and 17% of the increase in revenue is related to new and existing customers, respectively.

Cost of Revenue

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,489	$8,695	$(206)	(2)%
Percentage of revenue	25%	29%
Total cost of revenue decreased by $0.2 million, or 2%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by a decrease in outsourced staffing vendors fees of $2.0 million. This decrease was partially offset by a $1.3 million increase in personnel costs, including stock-based compensation, as a result of increased headcount and a $0.1 million increase in costs for cloud hosting as a result of increased usage of our solution.
Operating Expenses
Research and Development

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$15,181	$7,861	$7,320	93%
Percentage of revenue	45%	27%
Research and development expenses increased by $7.3 million, or 93%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $6.4 million in personnel costs, including stock-based compensation, as a result of increased headcount, additional software expense of $0.3 million related to the additional headcount, and a $0.5 million decrease in the capitalization of internal-use software.
Sales and Marketing

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$18,931	$10,832	$8,099	75%
Percentage of revenue	56%	37%
Sales and marketing expenses increased by $8.1 million, or 75%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily related to an additional $6.0 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.2 million to support the additional headcount. Additionally, marketing expenses increased $0.7 million and professional services expense increased $0.6 million to support our continued growth. Travel and entertainment expenses also increased $0.6 million as in-person conferences and travel resumed.
General and Administrative

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$11,065	$5,128	$5,937	116%
Percentage of revenue	33%	17%

General and administrative expenses increased by $5.9 million, or 116%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily attributable to a $2.9 million increase in personnel costs, including stock-based compensation, as a result of increased headcount and a $0.5 million increase in professional services related to additional compliance requirements of being a public company. Additionally, corporate insurance expense increased $1.1 million as a result of being a public company. We also incurred $0.9 million related to unoccupied lease charges and moving expenses when we opened our new headquarters in Austin, Texas. Travel and entertainment expenses also increased $0.1 million as travel related to in-person conferences, meetings and events resumed.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$68,178	$50,678	$17,500	35%
Total revenue increased by $17.5 million, or 35%, for the six months ended June 30, 2022 compared to the same period in 2021. Approximately 50% of the increase is related to additional usage and adoption of our solution by our existing customers as of June 30, 2021. The remaining 50% increase in revenue is related to new customers added since June 30, 2021.
Cost of Revenue

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$17,458	$14,483	$2,975	21%
Percentage of revenue	26%	29%
Total cost of revenue increased by $3.0 million, or 21%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by an increase in outsourced staffing vendors fees of $2.7 million and costs for cloud hosting of $0.2 million related to increased usage of our solutions.
Operating Expenses
Research and Development

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$27,499	$14,123	$13,376	95%
Percentage of revenue	40%	28%
Research and development expenses increased by $13.4 million, or 95%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by an additional $12.0 million in personnel costs, including stock-based compensation, as a result of increased headcount, additional software expense of $0.5 million related to the additional headcount, and a $0.4 million decrease in the capitalization of internal-use software.

Sales and Marketing

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$35,350	$18,708	$16,642	89%
Percentage of revenue	52%	37%
Sales and marketing expenses increased by $16.6 million, or 89%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily related to an additional $12.4 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.5 million to support the additional headcount. Additionally, marketing expenses increased $1.9 million and professional services expense increased $0.9 million to support our growth. Travel and entertainment expenses also increased $0.8 million as in-person conferences and travel resumed.
General and Administrative

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$19,584	$9,182	$10,402	113%
Percentage of revenue	29%	18%
General and administrative expenses increased by $10.4 million, or 113%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily attributable to an additional $5.0 million in personnel costs, including stock-based compensation, and $0.2 million in software as a result of increased headcount. Professional services expense increased $1.4 million related to additional compliance requirements of being a public company. Additionally, corporate insurance expense increased $2.3 million as a result of our recent initial public offering. We also incurred $0.9 million related to unoccupied lease charges and moving expenses when we opened our new headquarters in Austin, Texas. Travel and entertainment expenses also increased $0.2 million as travel related to in-person conferences, meetings and events resumed.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; CEO Performance Award issuance expense; unoccupied lease expense; and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(20,171)	$(3,083)	$(32,020)	$(6,011)
Depreciation and amortization expense	700	406	1,155	830
Income tax provision	44	43	73	79
Interest and other, net	171	71	234	114
Stock-based compensation expense	5,522	966	8,728	1,454
Payroll tax expense on employee stock transactions	135	19	409	23
CEO Performance Award issuance expense	386	—	386	—
Unoccupied leases expenses	798	—	798	—
Adjusted EBITDA	$(12,415)	$(1,578)	$(20,237)	$(3,511)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our former revolving credit facility. As of June 30, 2022, our principal sources of liquidity was cash and cash equivalents, totaling $228.2 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating lease and purchase commitments to our cloud hosting providers and other vendors. During the six months ended June 30, 2022, the Company entered into two new leases for a new headquarters in Austin, Texas and an office in New York, New York. See Note 5, “Leases,” to the condensed consolidated financial statements for additional detail on the operating and finance lease commitments arising from these new agreements. Other than the foregoing, there were no changes in our material cash requirements during the six months ended June 30, 2022 from the material cash requirements disclosed in our Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(22,178)	$(10,175)	$(12,003)	118%
Cash used in investing activities	(7,178)	(1,447)	(5,731)	396%
Cash provided by financing activities	2,066	79	1,987	2,515%
Net decrease in cash and cash equivalents	$(27,290)	$(11,543)	$(15,747)	136%
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
Net cash used in operating activities for the six months ended June 30, 2022 was $22.2 million, an increase of $12.0 million from net cash used in operating activities of $10.2 million for the six months ended June 30, 2021. The change in cash flow used in operations was primarily due to an increase in net loss of $26.0 million. Fluctuations in net loss are further explained in the “—Comparison of the Six Months Ended June 30, 2022 and 2021” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The increase in cash used in operating activities was also due to a decrease in accounts payable and accrued expenses of $1.5 million related to the growth of our operations. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $7.3 million due to additional equity awards issued during the period with increased underlying share values, a decrease in accounts receivable of $4.6 million related to increased collections, a decrease in other current assets of $2.5 million related to a decrease in prepaid expenses, and an increase in unoccupied lease charges of $0.8 million caused by moving to our new headquarters in Austin, Texas.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $7.2 million, an increase of $5.7 million from net cash used in investing activities of $1.4 million for the three months ended June 30, 2021. The increase in cash used in investing activities was primarily related to $5.3 million cash paid for the acquisition of legal workflow solutions from Congruity as well as $0.4 million related to purchases of property and equipment to support the growth of our business and the capitalization of internal-use software associated with additional features in our solution.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $2.1 million, an increase of $2.0 million from net cash provided by financing activities of $0.1 million for the three months ended June 30, 2021. The change in cash flows was primarily related to an increase in proceeds from exercises of stock options of $1.8 million due to an increase in option exercise activity related to our stock being publicly traded and a decrease of $0.3 million related to the payments of IPO costs. This increase in cash was offset by an increase in the cost to repurchase common stock related to net share settlement of $0.2 million due to the increase in the value of our stock year-over-year.

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
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 3, “Revenue Recognition” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Internal-Use Software Development
We capitalize certain costs related to the development of our solution and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in our condensed consolidated statements of operations and comprehensive loss. The capitalization of internal-use software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solution, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
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
On May 20, 2022, the Compensation Committee approved the CEO Performance Award to Kiwi Camara, subject to approval of our stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award is a 10-year nonstatutory stock option, the vesting of which is tied solely to achieving stock price milestones. The milestone price requirement is considered a market condition under FASB ASC Topic 718 Compensation - Stock Compensation. The grant date fair value of the CEO Performance Award was estimated using Monte Carlo simulations based on the following key assumptions:
•Fair value of the common stock. The fair value of our underlying common stock is determined by the closing price of our common stock on the date of grant, as reported by the NYSE.
•Expected volatility. The expected volatility is derived from a weighted average of DISCO’s volatility and the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size and operational and economic similarities to our principle business operations.
•Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the CEO Performance Award.

•Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
•Exercise behavior. The exercise behavior is assumed to be the midpoint of (i) the later of the time-based vest date and performance hurdle achievement date, and (ii) the expiration date.
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants outside of the CEO Performance Award during the six months ended June 30, 2022.
We have also granted restricted stock awards, or RSAs and restricted stock units, or RSUs. Commencing in 2022, we granted performance-based restricted stock units, or PSUs. The PSUs vest on the satisfaction of both a service-based and performance-based condition. The performance-based condition is based on the achievement of revenue targets for the period commencing on January 1, 2022 and ending on December 31, 2022. Each reporting period, the Company accrues stock-based compensation based on the assessed probability of achieving the revenue targets. Stock-based compensation related to RSAs, RSUs and PSUs is measured based on the fair value of the common stock on the grant date. Stock-based compensation is recognized in our condensed consolidated statements of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.
Acquisitions
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to operating expense in the condensed consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
See Recently Adopted Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies,” in our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for more information.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, an emerging growth company may elect to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced substantial growth in our business since inception. For example, our revenue was $68.2 million, $50.7 million, $114.3 million and $68.4 million for the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $32.0 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. We generated net loss of $24.3 million and $22.9 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $159.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.

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
As of June 30, 2022, we had four U.S. granted patents and 10 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.

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
Pursuant to Section 107 of the JOBS Act, an emerging growth company may elect to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies. As a result, our consolidated financial statements may not be comparable to the financial statements of other emerging growth companies that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates.
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
We are also currently a “smaller reporting company” and we may take advantage of certain of the scaled disclosures available to smaller reporting companies. However, based on the market value of our common stock held by non-affiliates as of June 30, 2022, we will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our first quarterly report in 2023.

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
Based on the number of shares outstanding as of June 30, 2022, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 1.7 million shares of common stock issuable upon the exercise of options and 1.9 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of June 30, 2022. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of June 30, 2022, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
•establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	8-K	001-40624	3.2	July 23, 2021

10.1*#	Sublease Agreement dated May 23, 2022, by and between the Registrant and Workrise Technologies, Inc.

10.2+	CEO Performance Award (included on Appendix A of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders filed on May 31, 2022).	DEF 14A	001-406024	N/A	May 31, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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
#    Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CS DISCO, INC.

August 12, 2022	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)