Form 10-Q
period 2022-09-30
CS Disco, Inc.
filed 2022-11-10
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
	111 Congress Ave. Suite 900 Austin, Texas 78701
	(Address of Principal Executive Offices) (Zip Code)
(833) 653-4726
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005	LAW	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 59,037,755 shares of common stock, $0.005 par value per share, outstanding.

		Page
Part I - Financial Information		4
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

Part II - Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
Signatures		75

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
•the impact of fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates;
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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$213,122	$255,477
Accounts receivable, net	22,204	20,740
Other current assets	6,437	4,634
Total current assets	241,763	280,851
Property and equipment, net	7,491	5,335
Operating lease right-of-use assets	10,293	864
Intangible assets, net	1,031	—
Goodwill	5,898	—
Other assets	736	351
Total assets	$267,212	$287,401
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,843	$4,686
Accrued expenses	4,728	2,844
Accrued salary and benefits	6,337	7,955
Deferred revenue	2,741	2,175
Operating leases	1,599	890
Finance leases	31	99
Total current liabilities	22,279	18,649
Operating leases, non-current	9,219	—
Finance leases, non-current	209	—
Other liabilities	723	75
Total liabilities	32,430	18,724
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 59,014 and 58,010 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	296	291
Additional paid-in capital	414,028	395,850
Accumulated deficit	(179,542)	(127,464)
Total stockholders’ equity	234,782	268,677
Total liabilities and stockholders’ equity	$267,212	$287,401

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$34,475	$29,854	$102,653	$80,533
Cost of revenue	8,634	7,829	26,092	22,312
Gross profit	25,841	22,025	76,561	58,221
Operating expenses:
Research and development	15,694	9,652	43,193	23,775
Sales and marketing	19,311	13,168	54,661	31,876
General and administrative	10,906	8,270	30,490	17,451
Total operating expenses	45,911	31,090	128,344	73,102
Loss from operations	(20,070)	(9,065)	(51,783)	(14,881)
Other income (expense)
Interest and other income	364	40	423	74
Interest and other expense	(314)	(169)	(607)	(319)
Loss from operations before income taxes	(20,020)	(9,194)	(51,967)	(15,126)
Income tax provision	(38)	(31)	(110)	(110)
Net loss	$(20,058)	$(9,225)	$(52,077)	$(15,236)
Less accretion of redeemable convertible preferred stock	—	(5)	—	(56)
Net loss attributable to common stockholders	$(20,058)	$(9,230)	$(52,077)	$(15,292)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.19)	$(0.89)	$(0.61)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,641	47,712	58,322	25,038

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	409	2	969	—	971
Repurchase of common stock related to net share settlement	(6)	—	(233)	—	(233)
Vesting of restricted stock units	14	—	—	—	—
Stock compensation expense	—	—	3,265	—	3,265
Net loss	—	—	—	(11,849)	(11,849)
Balance at March 31, 2022	58,427	$293	$399,851	$(139,313)	$260,831
Exercise of stock options	175	1	1,685	—	1,686
Repurchase of common stock related to net share settlement	(1)	—	(31)	—	(31)
Vesting of restricted stock units	61	—	—	—	—
Stock compensation expense	—	—	5,523	—	5,523
Net loss	—	—	—	(20,171)	(20,171)
Balance at June 30, 2022	58,662	$294	$407,028	$(159,484)	$247,838
Exercise of stock options	265	1	1,266	—	1,267
Vesting of restricted stock units	87	1	(1)	—	—
Stock compensation expense	—	—	5,735	—	5,735
Net loss	—	—	—	(20,058)	(20,058)
Balance at September 30, 2022	59,014	$296	$414,028	$(179,542)	$234,782

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

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(52,077)	$(15,236)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,079	1,254
Stock-based compensation	14,393	2,508
Charge to allowance for credit losses	853	517
Loss (gain) on disposal of long-lived assets	(1)	—
Unoccupied lease charges	1,127	—
Non-cash operating lease costs	983	735
Non-cash interest	—	63
Changes in operating assets and liabilities:
Accounts receivable	(2,317)	(10,786)
Other current assets	(1,831)	(4,391)
Other long-term assets	(387)	(40)
Accounts payable	2,058	3,829
Accrued expenses and other	(1,474)	3,578
Deferred revenue	261	(67)
Operating lease liabilities	(469)	(758)
Other liabilities	149	—
Net cash used in operating activities	(36,653)	(18,794)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(3,727)	(2,335)
Cash paid for acquisitions	(5,310)	—
Net cash used in investing activities	(9,037)	(2,335)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	(284)	219,819
Proceeds from exercise of stock options	3,923	1,598
Repurchase of common stock related to net share settlement	(264)	(296)
Principal payments on finance lease obligations	(40)	(83)
Net cash provided by financing activities	3,335	221,038
Net increase (decrease) in cash and cash equivalents:	(42,355)	199,909
Cash and cash equivalents at beginning of period	255,477	58,569
Cash and cash equivalents at end of period	$213,122	$258,478
Supplemental disclosure:
Cash paid for interest	$—	$66
Cash paid for taxes	$280	$64
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$56
Property and equipment included in accounts payable and accrued liabilities	$105	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$160,857
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$292
Acquisition holdback	$800	$—
Contingent consideration related to acquisition	$593	$—

CS DISCO, INC.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Overview
CS Disco, Inc. (the “Company” or “DISCO”) has built a cloud-native, AI-powered software platform that enterprises, law firms, legal services providers, and governments use for ediscovery, legal document review, and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company incorporated as a Delaware corporation on December 2, 2013. The Company’s headquarters are located in Austin, Texas.
2. Summary of Significant Accounting Policies
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, the Company is required to adopt new or revised standards at the same time as other public companies. An emerging growth company may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including reduced reporting requirements and other exemptions.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, as amended on April 29, 2022.
Risks and Uncertainties
The ongoing global COVID-19 pandemic has impacted many operational aspects of the Company’s business and may continue to do so in the future. Russia’s military operations in Ukraine, global economic uncertainty and current financial market conditions have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangibles, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is complexity and judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized internal-use software development costs, useful lives of assets, fair value of acquired intangible assets, carrying value of goodwill, fair value of contingent consideration, income taxes and deferred tax asset valuation and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
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
Accounts Receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. The Company determines its trade accounts receivable allowances in line with (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), based upon the assessment of various factors, such as: historical experience, credit quality of its customers, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company does not have any off-balance sheet credit exposure related to its customers.
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.5 million and $0.9 million for expected losses for the three and nine months ended September 30, 2022 and $0.2 million and $0.8 million has been written off and charged against the allowance for the three and nine months ended September 30, 2022. Recoveries made by the Company were nominal for the three months ended September 30, 2022 and were $0.1 million for the nine months ended September 30, 2022. The allowance for credit losses related to accounts receivable was $1.2 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at September 30, 2022 and December 31, 2021.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2022 and the year ended December 31, 2021.
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
Capitalized costs are included in property and equipment, net on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue.
Purchase Price Allocation, Intangible Assets and Goodwill
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
In connection with the Company’s acquisitions discussed in Note 9, “Acquisitions, Intangible Assets and Goodwill,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Debt Issuance Costs
The Company records underwriting, legal and other direct costs incurred related to the issuance of the revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs was $0.1 million for the nine months ended September 30, 2021. Upon the extinguishment of the related debt in November 2021, all unamortized capitalized deferred financing costs were recorded to interest expense. There was no amortization expense related to debt issuance costs for the nine months ended September 30, 2022.

Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities in the condensed consolidated balance sheets. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities on the condensed consolidated balance sheets.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the nine months ended September 30, 2022 or 2021.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. Advertising expenses were $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted prior to the IPO was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of stock options granted after the IPO, restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity360, LLC (“Congruity”). As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.25 years. As of September 30, 2022, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario based method was $0.6 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2022 and December 31, 2021.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred issuance costs would be charged to operating expenses in the condensed consolidated statement of operations and comprehensive loss. Deferred offering costs are classified within other current assets on the condensed consolidated balance sheet. The Company had no deferred offering costs as of September 30, 2022 and December 31, 2021.
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
Nature of Solutions
The Company’s revenue-generating activities directly relate to the sale and support of its legal solution within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription solutions. Usage-based revenue is generated from solutions that are typically billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the life of the contract.
In the three months ended September 30, 2022 and 2021, usage-based revenue represented 89% of total revenue. In the nine months ended September 30, 2022 and 2021, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended September 30, 2022 and 2021, subscription revenue fees represented 11% of the total revenue. In the nine months ended September 30, 2022 and 2021, subscription revenue fees represented 11% and 12% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $2.2 million and $1.6 million of deferred revenue balance as of December 31, 2021 and 2020 respectively, the Company recognized $2.1 million and $1.6 million as revenue during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021 the Company recorded $2.7 million and $2.2 million of current deferred revenue, respectively. The Company recorded $0.1 million of non-current deferred revenue as of September 30, 2022 and no non-current deferred revenue as of December 31, 2021.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $2.5 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.

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
As of September 30, 2022, the Company expects to recognize approximately $19.6 million of revenue from RPO. The Company expects to recognize revenue of approximately $12.4 million from these RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and nine months ended September 30, 2022 and 2021, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$4,843	$3,079
Capitalized internal-use software	6,239	5,168
Leasehold improvements	404	111
Furniture	1,185	649
Total property and equipment	12,671	9,007
Less: accumulated depreciation and amortization	(5,180)	(3,672)
Property and equipment, net	$7,491	$5,335
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.
5. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the initial term expires on May 15, 2023, with an option to extend the lease for an additional six months. The optional period for the New York lease has been included in the lease term in the determination of the operating lease right-of-use assets or operating lease liabilities associated with the lease as the Company considers it reasonably certain it will exercise the option. As of September 30, 2022, the Company had no leased properties classified as “short-term” leases. For each lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.
During the three and nine months ended September 30, 2022, the Company incurred $0.3 million and $1.1 million in unoccupied lease expense for leased facilities in Austin, Texas for the related contractual lease payments and fees. The Company did not incur any unoccupied lease expense during the three and nine months ended September 30, 2021.

The cost of leases recorded in the accompanying condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$605	$266	$1,179	$797
Finance lease expense
Amortization expense	12	19	44	58
Interest on lease liability	2	2	4	8
Short-term lease expense
Lease expense	—	8	—	23
Total lease cost	$619	$295	$1,227	$886
The Company’s operating and finance right-of-use assets and lease liabilities are as follows (in thousands):

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Operating right-of-use asset, net of accumulated amortization	$10,293	$864
Finance lease assets	Property and equipment, net of accumulated depreciation	229	183
Total leased assets		$10,522	$1,047
Liabilities
Current
Operating leases	Operating lease liability, current	$1,599	$890
Finance leases	Finance lease liability, current	31	99
Non-current
Operating leases	Operating lease liability, non-current	9,219	—
Finance leases	Finance lease liability, non-current	209	—
Total lease liabilities		$11,058	$989
The weighted average remaining lease term and discount rate as of September 30, 2022 were as follows:

Weighted Average Remaining Lease Term
Operating leases	5.64 years
Finance leases	5.84 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	5.00%

Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of September 30, 2022
	Operating Leases	Finance Leases
Remainder of 2022	$281	$4
2023	2,391	47
2024	2,036	47
2025	2,098	47
2026	2,162	47
Thereafter	3,562	75
Total	$12,530	$267
As of September 30, 2022, the Company had no additional operating or finance leases with future commencement dates.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$32,163	$28,518	$96,099	$74,727
All other countries	2,312	1,336	6,554	5,806
Total revenue	$34,475	$29,854	$102,653	$80,533
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
In November 2021, the Company extinguished the Loan and Security Agreement. The Company did not incur any early termination fees in connection with the termination of the agreement. The Company has no outstanding debt as of September 30, 2022.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs were being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method. In connection with the extinguishment of the Loan and Security Agreement in November 2021, the Company recognized the remaining debt issuance costs as interest expense. There was no amortization expense related to debt issuance costs for the nine months ended September 30, 2022.
8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. During the nine months ended September 30, 2022, the Company entered into two new leases for a new headquarters in Austin, Texas and an office in New York, New York. As of September 30, 2022, the remaining weighted average term of these leases was 5.64 years. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
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
9. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of September 30, 2022, the estimated fair value of the contingent consideration was $0.6 million. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the acquisition was not material to the condensed consolidated results of operations and comprehensive loss. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

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
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(109)	$791	5 years
Customer relationships	300	(60)	240	3 years
Total	$1,200	$(169)	$1,031
Intangible amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2022	$69
2023	280
2024	280
2025	195
2026	180
Thereafter	27
Total	$1,031
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2022 were as follows (in thousands):

Amount
Balance as of December 31, 2021	$—
2022 acquisition	5,898
Total	$5,898

10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2022, 5.9 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $14.4 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Stock Options
Options are granted with an exercise price equal to the fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options generally vest according to a four-year vesting schedule, with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remainder of the shares vesting in equal monthly vesting installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except per share amounts and years):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Granted	—	—
Exercised	(849)	4.62
Forfeited and cancelled	(306)	16.52
Options outstanding as of September 30, 2022	1,405	$6.89	6.09	$5,993
Options vested and exercisable at September 30, 2022	1,114	$5.35	5.61	$5,763
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $19.6 million and $17.4 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $1.7 million, which is expected to be recognized over a weighted average period of 1.89 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company granted 0.2 million shares of common stock in the form of RSAs. During the nine months ended September 30, 2022 and 2021, 75,000 and 38,836 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
As of September 30, 2022, the Company had $2.8 million of unrecognized stock-based compensation expense related to RSAs with a weighted average remaining requisite service period of 2.87 years.

Restricted Stock Units
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years, subject to the continuous service of the individual.
In March 2022, the Company granted PSUs for 0.6 million shares of common stock. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on a revenue goal for fiscal year 2022 that determines the total vestable shares. After the performance period, one-third of the vestable shares will vest, and the remaining vestable shares will vest over a two-year service period. As of September 30, 2022, none of the PSUs have vested or were released.
The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands, except per share amounts):

	Number of shares	Weighted average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2021	469	$47.12	$16,781
Granted	2,677	28.46
Vested	(161)	38.11
Forfeited and cancelled	(309)	35.53
Unvested and outstanding as of September 30, 2022	2,676	$30.33	$26,755
As of September 30, 2022, there was an estimated $59.6 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. These costs will be recognized over a weighted average period of 2.57 years.
CEO Performance Award
On May 20, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a grant to Kiwi Camara, the Company’s Co-Founder and Chief Executive Officer, for a 10-year CEO performance award (the “CEO Performance Award”), the vesting of which is tied solely to achieving stock price milestones (“Milestone Prices”), subject to the approval of the Company’s stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 4,366,966 shares of the Company’s common stock, representing approximately 7.5% of the total outstanding shares of the Company’s common stock as of the grant date, and vests in six tranches. Each of the six tranches vests only if the Milestone Prices are met. The Milestone Prices are met when the average VWAP for any 90-calendar day period during the performance period is equal to or greater than such Milestone Price. “VWAP” means the quotient of (i) the sum of the Daily Total Dollar Volume for the designated period of trading days divided by (ii) the sum of the total trading volume of the Company’s common stock as reported on the primary U.S. exchange on which the Company’s common stock trades for the designated period of trading days, with trading days being the days on which the primary U.S. exchange on which the Company’s common stock trades is open for trading. “Daily Total Dollar Volume” means the product of (i) the closing sales price of the Company’s common stock on a given trading day multiplied by (ii) the corresponding day’s trading volume of the Company’s common stock, in each case as reported on the primary U.S. exchange on which the Company’s common stock trades. For the first tranche to vest, the Company must achieve a Milestone Price of $150 per share, and the next five tranches will only vest if the Company achieves higher Milestone Prices that increase in $150 per share increments up to a final Milestone Price of $900 per share. The exercise price per share subject to the CEO Performance Award is $32.00, which is the greater of (i) the IPO Price ($32.00 per share) and (ii) the closing sales price of the Company’s common stock on the grant date. The grant date for accounting purposes of May 25, 2022 was the date on which two full trading sessions elapsed after the filing of the preliminary proxy statement with the SEC. The CEO Performance Award was approved by the Company’s stockholders at the Annual Meeting held on July 12, 2022.
Recognition of stock-based compensation expense of all the tranches commenced on the date of grant and is recognized ratably over the expected vesting period of each respective tranche. If the related Milestone Price is achieved earlier than its expected achievement period, then the stock-based compensation expense for that vesting tranche will be accelerated and recorded in the period in which the associated Milestone Price is achieved. The Milestone Price requirement is considered a market condition under Topic 718. The Company estimated the grant date fair value of the CEO Performance Award using Monte Carlo simulations based on the key assumptions for estimating the fair value of the award at the date of grant including volatility of the Company’s common stock price, post-vesting exercise behavior and the derived service period.

As of September 30, 2022, no Milestone Prices have been achieved. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $2.4 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had approximately $41.9 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award, which will be recognized over a weighted average period of 6.11 years.
Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and will end on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized total stock-based compensation expense related to the ESPP of $0.2 million for the nine months ended September 30, 2022. No stock-based compensation expense was recognized for the ESPP during the nine months ended September 30, 2021.
11. Income Taxes
The Company’s income tax expense was nominal for the three months ended September 30, 2022 and 2021. The Company’s income tax expense was $0.1 million for the nine months ended September 30, 2022 and 2021. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.19)% and (0.34)% of the loss before income taxes for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was (0.21)% and (0.73)% of the loss before income taxes for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million and $1.9 million in employer contributions to the plan during the three and nine months ended September 30, 2022, respectively. The Company did not make any employer contributions to the plan during the three and nine months ended September 30, 2021.
The Company also engages in a required pension plan in the United Kingdom. As of September 30, 2022 and December 31, 2021, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(20,058)	$(9,225)	$(52,077)	$(15,236)
Less accretion of redeemable convertible preferred stock	—	(5)	—	(56)
Loss applicable to common stockholders basic and diluted	(20,058)	(9,230)	(52,077)	(15,292)
Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	58,641	47,712	58,322	25,038
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.34)	$(0.19)	$(0.89)	$(0.61)

The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2022	2021
Stock options	1,405	2,998
Unvested restricted stock awards	188	275
Unvested restricted stock units	2,676	—
Common stock warrants	—	50
Total	4,269	3,323
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.

15. Subsequent Events
In October 2022, the Company granted a total of 0.7 million RSUs to employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation expense of $6.6 million related to the RSUs over a weighted average requisite service period of approximately 3.92 years.

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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue for the three and nine months ended September 30, 2022. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of September 30, 2022, we had $213.1 million of cash and cash equivalents. We generated revenue of $34.5 million and $29.9 million in the three months ended September 30, 2022 and 2021, respectively, representing a period-over-period growth of 15%. We generated revenue of $102.7 million and $80.5 million in the nine months ended September 30, 2022 and 2021, respectively, representing a period-over-period growth of 27%. Our net loss was $20.1 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively, and $52.1 million and $15.2 million for the nine months ended September 30, 2022 and 2021, respectively. We generated Adjusted EBITDA of $(13.1) million and $(7.5) million for the three months ended September 30, 2022 and 2021, respectively, and $(33.3) million and $(11.0) million for the nine months ended September 30, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Maintain and Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and, in the future, introducing additional offerings to sell to existing customers. Our long-term offerings strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our solution as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
A significant majority of our revenue is directly correlated with our customers’ usage of our solution, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our solution is used. As a result, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and nine months ended September 30, 2022, 7% and 6% of our revenue was generated by customers outside of the United States, respectively. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow solutions from Congruity360, LLC, or Congruity, in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our solution and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end solution provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.
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
In the three months ended September 30, 2022 and 2021, usage-based revenue represented 89% of total revenue. In the nine months ended September 30, 2022 and 2021, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended September 30, 2022 and 2021, subscription revenue fees represented 11% of the total revenue. In the nine months ended September 30, 2022 and 2021, subscription revenue fees represented 11% and 12% of total revenue, respectively.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the nine months ended September 30, 2021, certain operating expenses decreased as a result of the COVID-19 pandemic. Certain expenses impacted by COVID-19 resumed during the second half of 2021 and the nine months ended September 30, 2022.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses decreased in the first half of 2021 due to the COVID-19 pandemic and resumed in second half of 2021 and the nine months ended September 30, 2022. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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
In the nine months ended September 30, 2022, we incurred additional expenses as a result of operating as a public company in comparison to the nine months ended September 30, 2021, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of total revenue from period to period.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$34,475	$29,854	$102,653	$80,533
Cost of revenue(1)	8,634	7,829	26,092	22,312
Gross profit	25,841	22,025	76,561	58,221
Operating expenses:
Research and development(1)	15,694	9,652	43,193	23,775
Sales and marketing(1)	19,311	13,168	54,661	31,876
General and administrative(1)	10,906	8,270	30,490	17,451
Total operating expenses	45,911	31,090	128,344	73,102
Loss from operations	(20,070)	(9,065)	(51,783)	(14,881)
Other income (expense):
Interest and other income	364	40	423	74
Interest and other expense	(314)	(169)	(607)	(319)
Total other income (expense)	50	(129)	(184)	(245)
Loss before income taxes	(20,020)	(9,194)	(51,967)	(15,126)
Income tax provision	(38)	(31)	(110)	(110)
Net loss	$(20,058)	$(9,225)	$(52,077)	$(15,236)
Accretion of redeemable convertible preferred stock	—	(5)	—	(56)
Net loss attributed to common stockholders	$(20,058)	$(9,230)	$(52,077)	$(15,292)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$274	$10	$668	$28
Research and development	1,916	301	5,416	787
Sales and marketing	753	245	2,954	563
General and administrative	2,722	498	5,355	1,130
Total	$5,665	$1,054	$14,393	$2,508

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	25	26	25	28
Gross profit	75	74	75	72
Operating expenses:
Research and development	46	32	42	30
Sales and marketing	56	44	53	40
General and administrative	32	28	30	22
Total operating expenses	133	104	125	91
Loss from operations	(58)	(30)	(50)	(18)
Other income (expense):
Interest and other income	1	*	*	*
Interest and other expense	(1)	(1)	(1)	*
Total other income (expense)	*	*	*	*
Loss before income taxes	(58)	(31)	(51)	(19)
Income tax provision	*	*	*	*
Net loss	(58)%	(31)%	(51)%	(19)%
Accretion of redeemable convertible preferred stock	—	*	—	*
Net loss attributed to common stockholders	(58)%	(31)%	(51)%	(19)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$34,475	$29,854	$4,621	15%
Total revenue increased by $4.6 million, or 15%, for the three months ended September 30, 2022 compared to the same period in 2021. Revenue related to new customers added since September 30, 2021 contributed $6.2 million, which was offset by a $1.6 million decrease in revenue from customers that existed as of September 30, 2021. The change in revenue from existing customers was principally driven by decreases in usage of our solution by two of our existing customers. When excluding the revenue attributable to these two customers for the three months ended September 30, 2022 and 2021, approximately 85% and 15% of the increase in revenue is related to new and existing customers, respectively.

Cost of Revenue

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,634	$7,829	$805	10%
Percentage of revenue	25%	26%
Total cost of revenue increased by $0.8 million, or 10%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $0.9 million increase in personnel costs, including stock-based compensation, as a result of increased headcount, a $0.3 million increase in costs for cloud hosting as a result of increased usage of our solution, and a $0.2 million increase in amortization of internally developed software. These increases were partially offset by a decrease in outsourced staffing vendors fees of $0.9 million.
Operating Expenses
Research and Development

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$15,694	$9,652	$6,042	63%
Percentage of revenue	46%	32%
Research and development expenses increased by $6.0 million, or 63%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase of $5.5 million in personnel costs, including stock-based compensation, as a result of increased headcount, and additional software expense of $0.3 million related to the additional headcount.
Sales and Marketing

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$19,311	$13,168	$6,143	47%
Percentage of revenue	56%	44%
Sales and marketing expenses increased by $6.1 million, or 47%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily related to an additional $5.6 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.2 million to support the additional headcount. Additionally, travel and entertainment expenses increased $0.3 million as in-person conferences and travel resumed.

General and Administrative

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$10,906	$8,270	$2,636	32%
Percentage of revenue	32%	28%
General and administrative expenses increased by $2.6 million, or 32%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily attributable to a $2.0 million increase in personnel costs, including stock-based compensation, as a result of increased headcount. Additionally, corporate insurance expense increased $0.2 million as a result of being a public company. We also incurred $0.3 million related to unoccupied lease charges and moving expenses when we opened our new headquarters in Austin, Texas. Travel and entertainment expenses also increased $0.1 million as travel related to in-person conferences, meetings and events resumed.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$102,653	$80,533	$22,120	27%
Total revenue increased by $22.1 million, or 27%, for the nine months ended September 30, 2022 compared to the same period in 2021. Approximately 40% of the increase is related to additional usage and adoption of our solution by our existing customers as of September 30, 2021. The remaining 60% increase in revenue is related to new customers added since September 30, 2021.
Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$26,092	$22,312	$3,780	17%
Percentage of revenue	25%	28%
Total cost of revenue increased by $3.8 million, or 17%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by an increase of $3.6 million personnel costs, including stock-based compensation, as a result of increased headcount, and a $0.5 million increase in costs for cloud hosting as a result of increased usage of our solution. These increases were offset by a decrease in outsourced staffing vendors fees of $1.4 million.

Operating Expenses
Research and Development

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$43,193	$23,775	$19,418	82%
Percentage of revenue	42%	30%
Research and development expenses increased by $19.4 million, or 82%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by an additional $17.6 million in personnel costs, including stock-based compensation, as a result of increased headcount, additional software expense of $0.8 million related to the additional headcount, and a $0.4 million decrease in the capitalization of internal-use software.
Sales and Marketing

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$54,661	$31,876	$22,785	71%
Percentage of revenue	53%	40%
Sales and marketing expenses increased by $22.8 million, or 71%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily related to an additional $18.0 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.7 million to support the additional headcount. Additionally, marketing expenses increased $2.1 million and professional services expense increased $0.7 million to support our growth. Travel and entertainment expenses also increased $1.2 million as in-person conferences and travel resumed.
General and Administrative

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$30,490	$17,451	$13,039	75%
Percentage of revenue	30%	22%
General and administrative expenses increased by $13.0 million, or 75%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily attributable to an additional $7.0 million in personnel costs, including stock-based compensation, and $0.2 million in software as a result of increased headcount. Additionally, corporate insurance and franchise tax expense increased $2.6 million as a result of our initial public offering. We also incurred $1.3 million related to unoccupied lease charges and moving expenses when we opened our new headquarters in Austin, Texas. Professional services expense increased $1.0 million related to additional compliance requirements of being a public company. Travel and entertainment expenses also increased $0.3 million as travel related to in-person conferences, meetings and events resumed.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(20,058)	$(9,225)	$(52,077)	$(15,236)
Depreciation and amortization expense	924	424	2,079	1,254
Income tax provision	38	31	110	110
Interest and other, net	(50)	129	184	245
Stock-based compensation expense	5,665	1,054	14,393	2,508
Payroll tax expense on employee stock transactions	87	80	497	103
CEO Performance Award issuance expense	—	—	386	—
Unoccupied lease expenses	329	—	1,127	—
Adjusted EBITDA	$(13,065)	$(7,507)	$(33,301)	$(11,016)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our former revolving credit facility. As of September 30, 2022, our principal sources of liquidity was cash and cash equivalents, totaling $213.1 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating lease and purchase commitments to our cloud hosting providers and other vendors. During the nine months ended September 30, 2022, the Company entered into two new leases for a new headquarters in Austin, Texas and an office in New York, New York. See Note 5, “Leases” to the condensed consolidated financial statements for additional detail on the operating and finance lease commitments arising from these new agreements. Other than the foregoing, there were no changes in our material cash requirements during the nine months ended September 30, 2022 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates, and the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2022. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(36,653)	$(18,794)	$(17,859)	95%
Cash used in investing activities	(9,037)	(2,335)	(6,702)	287%
Cash provided by financing activities	3,335	221,038	(217,703)	(98)%
Net increase (decrease) in cash and cash equivalents	$(42,355)	$199,909	$(242,264)	(121)%
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
Net cash used in operating activities for the nine months ended September 30, 2022 was $36.7 million, an increase of $17.9 million from net cash used in operating activities of $18.8 million for the nine months ended September 30, 2021. The change in cash flow used in operations was primarily due to an increase in net loss of $36.8 million. Fluctuations in net loss are further explained in the “—Comparison of the Nine Months Ended September 30, 2022 and 2021” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in cash used in operating activities was also due to a decrease in accounts payable and accrued expenses of $6.8 million related to the growth of our operations. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $11.9 million due to additional equity awards issued during the period with increased underlying share values, a decrease in accounts receivable of $8.5 million related to increased collections, a decrease in other current assets of $2.6 million related to a decrease in prepaid expenses, and an increase in unoccupied lease charges of $1.1 million caused by moving to our new headquarters in Austin, Texas.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $9.0 million, an increase of $6.7 million from net cash used in investing activities of $2.3 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily related to the $5.3 million paid for the acquisition of legal workflow solutions from Congruity as well as $1.4 million related to purchases of property and equipment to support the growth of our business and the capitalization of internal-use software associated with additional features in our solution.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $3.3 million, a decrease of $217.7 million from net cash provided by financing activities of $221.0 million for the nine months ended September 30, 2021. The change in cash flows was primarily related to a decrease in proceeds from the IPO, net of underwriting discounts and commissions and other offering costs of $220.1 million that occurred in 2021. This decrease was partially offset by an increase in proceeds from exercises of stock options of $2.3 million due to an increase in option exercise activity related to our stock being publicly traded.
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
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
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
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants outside of the CEO Performance Award during the nine months ended September 30, 2022.
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
Acquisitions
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to operating expense in the condensed consolidated statements of operations and comprehensive loss.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We expect fluctuations in our financial results which may cause quarterly comparisons not to be meaningful.
•If we fail to forecast our revenue accurately or manage our expenditures, or if we fail to meet publicly announced guidance, our operating results could be adversely affected, and our stock price could decline.
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
•Unfavorable conditions in our industry or the global economy, including a global or domestic recession or the fear thereof, or reductions in legal spending could harm our business.
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
We have experienced substantial growth in our business since inception. For example, our revenue was $102.7 million, $80.5 million, $114.3 million and $68.4 million for the nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $52.1 million and $15.2 million for the nine months ended September 30, 2022 and 2021, respectively. We generated net losses of $24.3 million and $22.9 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $179.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our direct sales force and partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth, expansion of our customer base and the costs of being a public company. These increased expenditures will make it harder for us to achieve or sustain profitability and we cannot predict if we will achieve or sustain profitability in the near term or at all. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Customers under usage-based contracts can cancel their contracts or reduce their usage at any time. The loss of customers or reductions in their usage of our solution may each have a negative impact on our business, results of operations and financial condition. Because a significant majority of our revenue is directly correlated with our customers’ usage of our solution, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our solution is used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In addition, existing customers may negotiate lower rates for their usage in exchange for an agreement to renew, expand their usage in the future or adopt new solutions. As a result, these customers may not reduce their usage of our solution, but the revenue we derive from that usage will decrease. If our customers reduce their usage of or do not continue to use our solution, our revenue and other results of operations will decline and our business will suffer.
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
We expect fluctuations in our financial results, which may cause quarterly comparisons not to be meaningful.
Our business model is usage-based and there is inherent unpredictability in the timing, duration and scope of our customers’ legal matters requiring use of our solution. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our quarterly results of operations, including the levels of our revenues, working capital and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the timing of our customers’ usage of our solution, which is impacted by the inception and completion of litigation, investigations and other legal matters;
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
If we fail to forecast our revenue accurately or manage our expenditures, or if we fail to meet publicly announced guidance, our operating results could be adversely affected, and our stock price could decline.
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
In addition, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions, and which could adversely affect our business and future operating results. Furthermore, we have in the past and may in the future make downward revisions of our previously announced guidance. If we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We derive a substantial portion of our revenue from sales to our top 10% customers. As a result, our revenue could fluctuate materially and could be and has in the past been materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Because a significant majority of our revenue is directly correlated with our customers’ usage of our solution, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our solution is used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, may cease usage of our solution following the conclusion of a matter, or may decide not to continue to use our solution at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
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
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Logik Systems, Inc. (d.b.a. Logikcull), Relativity through its RelativityOne offering, and Reveal Data Corporation. In addition, we expect to expand our solution to address additional areas of the legal function and we likely face further competition from existing companies in such areas.
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
Risks Related to Socioeconomic Factors
Unfavorable conditions in our industry or the global economy, including a global or domestic recession or the fear thereof, or reductions in legal spending could harm our business.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic, rising inflation, interest rates and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of Russia’s military operations in Ukraine. Current or future economic uncertainties or downturns, including a global or domestic recession or the fear thereof, could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of whom are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of September 30, 2022, we had five U.S. granted patents and 10 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of June 30 of such fiscal year.
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
Based on the number of shares outstanding as of September 30, 2022, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 1.4 million shares of common stock issuable upon the exercise of options and 2.7 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of September 30, 2022. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of September 30, 2022, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	8-K	001-40624	3.2	July 23, 2021

10.1*+	Transition and Separation Agreement by and between the Registrant and Andrew Shimek.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

November 10, 2022	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)