Form 10-K
period 2022-12-31
CS Disco, Inc.
filed 2023-02-24
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares held by non-affiliates on that date was approximately $413.9 million. Shares of the registrant's common stock held by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such person who may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 59,452,011 shares of common stock outstanding as of February 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•the impact of fluctuations in customer usage based on the timing of and activity driven by legal matters for which our solution is used;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•Our recent substantial growth may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
•Unfavorable conditions in the global economy, including a global or domestic recession or the fear thereof, could cause reductions in legal spending and harm our business.
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

Part I
Item 1. Business
Overview
DISCO provides a cloud-native, artificial intelligence-powered legal solution that simplifies legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated solution enables legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our solution and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our solution. We provide legal departments with the ability to centralize legal data into a single solution, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower legal departments to focus on delivering better legal outcomes.
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
Our focus on delivering a solution that legal professionals value is coupled with a simple and transparent usage-based business model. We believe this enables our customers to easily adopt our solution, realize rapid time-to-value, scale their usage within and across applications to match their changing needs and collaborate with others. This has allowed us to build a powerful product-led growth engine that efficiently expands the usage of our solution for more legal matters and use cases within organizations, spreads our solution across the legal ecosystem through collaboration and word-of-mouth and increases the value of our solution as we collect and process more data and lawyers do more legal work in our solution. As of December 31, 2022, we had 1,327 enterprises, law firms, legal services providers and government organizations as DISCO customers and a dollar-based net retention rate of 106%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of dollar-based net retention rate.
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
Our full-stack solution currently includes:
•DISCO Hold automates the manual work necessary to comply with preservation requirements, empowering legal teams to preserve data, notify custodians, track holds with a defensible audit trail, and collect data when ready.
•DISCO Request automates response compliance for legal requests like service of process requests, subpoenas, and law enforcement requests, giving legal teams control and visibility from intake to resolution.
•DISCO Ediscovery automates much of the ediscovery process, saving legal departments from costly and cumbersome manual tasks associated with collecting, processing, enriching, searching, reviewing, analyzing, producing and using enterprise data that is at issue in legal matters.
•DISCO Review is an AI-powered document review that consistently delivers legal document reviews that are high quality, on time and on budget.
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
Key Benefits of Our Solution
Our end-to-end solution was designed to improve the everyday experience of lawyers and legal professionals and improve legal outcomes for legal departments. We deliver the following key benefits:
•Full Stack and Turnkey. We enable customers to consume our offerings in a self-service way or as a turnkey, full-stack solution, giving our customers the flexibility to tailor their legal hold, legal request, ediscovery, and legal document review processes to their own legal work strategy and use different combinations of our offerings on different subsets of their legal work. The availability of our full-stack solution removes the need for our customers to manage workflows and data transfer between multiple services providers and point solutions, freeing up legal professionals to focus on higher value legal work. Additionally, because we use DISCO Ediscovery internally to deliver DISCO Review, we are able to maintain a tight feedback loop that accelerates improvement of our solution and training of our AI models, increasing the effectiveness of our overall solution for all customers over time. Our cloud-native, AI-powered solution is augmented with deep expertise, consultative professional services and flexible customer support, enabling us to be a single-source provider and meet the diverse needs of customers across industries.
•High End-User Satisfaction Driven by Applications Built for Lawyers and Other Legal Professionals. We strive to create product experiences that feel “magical” to lawyers: intuitive, easy to use, powerful and comprehensive. Our cloud-native architecture delivers a level of performance comparable to the consumer applications that modern lawyers use every day. Our applications bring sophisticated technology, such as AI, to bear at the right points in a legal workflow in a way that feels natural and is not intimidating to the end user. These characteristics of our solution encourage and accelerate widespread adoption by lawyers and other legal professionals, which in turn accelerates the time to value for our customers.
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
Our Customers
As of December 31, 2022, we had 1,327 customers, increasing from 1,126 as of December 31, 2021. Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and governmental organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our solution is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and product development efforts because we do not need to tailor them to a wide range of different customer use cases.
We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our solution and use many law firms across their legal matters, as well as law firms and service providers that use our solution for multiple clients, are each treated as one customer. Regardless of who we contract with, the ultimate payer is almost always the corporate legal department, with law firms and service providers passing on our bills to their clients for reimbursement.
In 2022, no customer accounted for more than 10% of our revenue and less than 10% of our revenue was generated from customers outside of the United States.
Our Growth Strategies
We are pursuing multiple levers for future growth:
Fuel the DISCO Product-Led Growth Engine
•Maintain and Advance Our Innovation and Brand. We intend to keep combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work.
•Add New Customers. We believe we have a significant opportunity to further grow our customer base and our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. As of December 31, 2022, we had 1,327 customers, increasing from 1,126 customers as of December 31, 2021.
•Increase Usage and Penetration Within Our Existing Customer Base. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of applications that they already buy from us, selling more of our existing applications to existing customers, and, in the future, introducing additional applications to sell to existing customers.
Extend our Reach
•Enhance Our Sales Coverage and Establish a Digital Sales Channel. We intend to continue to selectively expand our sales force headcount in strategic locations across the United States and globally. Additionally, we plan to develop a digital, self-service sales channel that can simplify the sales process and enable customers to easily adopt our solution through our website without the need to speak with a sales representative.
•Expand Internationally. Our market is global and we have a significant opportunity to expand internationally. In 2022, less than 10% of our revenue was generated by customers outside of the United States.
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
Diversity, equity and inclusion is a cornerstone of our strategy in this regard: we are committed to making DISCO a place where all people feel welcome and connected regardless of their background. Our aim is to build a company where great people can do the work of their lives and where every Discovian can see the impact that their work has on advancing our mission of using technology to strengthen the rule of law. We believe one of the greatest contributors to satisfaction at work is working with people who are good at their jobs and who are also good human beings. We have focused on building a culture that encourages bold experimentation and innovation and that is rigorous about measuring the results of our innovation so that we can direct investment toward ideas that work and away from ideas that do not. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity and other incentive plans are to attract, retain and motivate selected employees, consultants and directors. As of December 31, 2022, we had 661 full-time employees.
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
As of December 31, 2022, we had 276 professionals in our sales and marketing organization.
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
As of December 31, 2022, we had 176 employees in our research and development organization.
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
We have certain registrations (and applications for registration) for intellectual property rights. As of December 31, 2022, we held five U.S. granted patents and 12 pending U.S. patent applications. As of December 31, 2022, we held one registered U.S. trademark and held eight domain names in the United States and foreign jurisdictions. The existence of a pending application is not an assurance that it will issue or lead to a registration.
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
Facilities
Our headquarters are located in Austin, Texas, where we lease approximately 46,000 square feet pursuant to a lease that expires in July 2028. We have other offices located in New York, New York and London, United Kingdom. These offices are leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
Corporate Information
We were incorporated in Delaware in December 2013. Our principal executive offices are located at 111 Congress Ave., Suite 900, Austin, Texas 78701, and our telephone number at that address is (833) 653-4726. Our website address is www.csdisco.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. As a result, the trading price of our common stock could decline.

Risks Related to Our Growth and Capital Requirements
Our substantial growth may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business since inception. For example, our revenue was $135.2 million and $114.3 million for the years ended December 31, 2022 and 2021, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our annual rate of revenue growth declined from 2021 to 2022. Even if our revenue continues to increase, our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•sales and marketing, including the future expansion of our sales organization to engage existing and prospective customers, increase brand awareness and drive adoption of our solution;
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $70.8 million and $24.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $198.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, including our IPO in July 2021, and borrowings under our former credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
Customers under usage-based contracts can cancel their contracts or reduce their usage at any time. The loss of customers or reductions in their usage of our solution may each have a negative impact on our business, results of operations and financial condition. Because a significant majority of our revenue is directly correlated with our customers’ usage of our solution, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our solution is used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues.
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
Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and selling additional solutions to our existing customers. The rate at which our customers purchase solutions from us depends on a number of factors, including our ability to develop additional features for our solution and the quality of such applications, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage and sell additional solutions to our customers are not successful, our business may be harmed.
Usage of our solution accounts for substantially all of our revenue.
We have derived and expect to continue to derive substantially all of our revenue from usage of our solution. As such, market adoption of our solution is critical to our continued success. Our operating results could suffer due to:
•any decline in demand for our solution;
•the failure of our solution to achieve continued market acceptance;
•the failure of the market for cloud-based technologies for the legal industry to continue to grow, or grow as quickly as we expect;
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
We must attract new customers and retain existing customers to continue to grow our business. Our success will depend to a substantial extent on the widespread adoption of our solution as an alternative to existing offerings, including as an alternative to traditional systems relying on manual tasks and processes. Our customers include law firms and other legal services providers, legal departments of corporate enterprises and organizations and governmental entities. We must convince potential customers of the value of our cloud software solution and that our technologies can automate and simplify legal services more accurately, efficiently and securely than lawyers and their staff and the products of our competitors. This may require significant and costly sales efforts that are targeted at law firms and legal departments of corporate enterprises and organizations and the senior management of these potential customers. In addition, our ability to attract new customers depends in part on our partner ecosystem, consisting of law firms and other legal services providers who resell our solution. We must develop and maintain strong relations with our partner ecosystem and convince our partners of the value of our solution so that they drive adoption of our solution by their customers. Additionally, our solution allows our customers to add other legal industry participants as non-paying users of our solution. Our ability to attract new customers depends in part on our ability to convert the non-paying users. Our success also depends in part on our ability to offer compelling solutions and the effectiveness of our sales organization. Numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including, but not limited to:
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
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we cannot renew our agreement or are unable to renew on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data centers. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our solution and our operating results may be adversely impacted.
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
We expect fluctuations in our financial results, which may cause period-to-period comparisons not to be meaningful.
Our business model is usage-based and there is inherent unpredictability in the timing, duration and scope of our customers’ legal matters requiring use of our solution. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our results of operations, including the levels of our revenues, working capital and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the timing of our customers’ usage of our solution, which is impacted by the inception and completion of litigation, investigations and other legal matters, particularly in the case of usage of our DISCO Review offering;
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. In addition, because we were founded in 2013 and have experienced rapid expansion of our business and revenues since such time, we do not have a long history upon which to base forecasts of future revenue and operating results. Accordingly, we may be unable to accurately forecast our revenues. As a result, our past results may not be indicative of our future performance, and the variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our common stock could decline substantially and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.
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
In addition, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control, including global economic uncertainty and financial market conditions, which could adversely affect our business and future operating results. Furthermore, we have in the past and may in the future make downward revisions of our previously announced guidance. If we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock may decline.
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
We derive a substantial portion of our revenue from sales to our top 10% customers. As a result, our revenue could fluctuate materially and could be and has in the past been materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Because a significant majority of our revenue is directly correlated with our customers’ usage of our solution, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our solution is used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, may cease usage of our solution following the conclusion of a matter, or may decide not to continue to use our solution at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
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
Our ability to increase our customer base and achieve broader market acceptance of our solution will significantly depend on our ability to expand our marketing and sales operations. We plan to dedicate significant resources to sales, marketing and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. If our lead generation methods do not result in broader market acceptance of our solution, we will not realize the intended benefits of this strategy and our business will be harmed.
We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend in large part on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, if at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we grow rapidly, new members of our sales force will have relatively little experience working with us, our solution and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in acquiring new customers or expanding usage by existing customers, our business will be harmed.
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
We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K. Our market is developing and may develop differently than we expect. Market opportunity estimates and growth forecasts that we may make from time to time are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.
The variables that go into the calculation of our market opportunity are subject to change over time and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our solution at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our solution and applications and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecasts, we may not be successful in capitalizing on such market opportunity and our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.
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
Our customers must have internet access in order to use our solution. We have experienced, and may in the future experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our cloud solution relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents. In addition, some internet providers may take measures that affect their customers’ ability to use our solution, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our solution. As we expand our operations internationally, these problems will be further exacerbated and we will face additional complexity due to our inability to control internet infrastructure outside the United States. Material disruptions, outages, defects and other security performance and quality problems with the public cloud and internet infrastructure on which our cloud solution relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our solution, increased expenses, including significant, unplanned capital investments and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We have in the past and may in the future make acquisitions of other companies, products and technologies that we believe could complement, expand or enhance the features and functionality of our solution and technical capabilities, broaden our service offerings or offer growth opportunities. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers, developers or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2022, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses are incurred and an increasing portion of our assets are held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations as our international operations and customer base grow, our business may be harmed.
Risks Related to Socioeconomic Factors
Unfavorable conditions in the global economy, including a global or domestic recession or the fear thereof, could cause reductions in legal spending and harm our business.
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, inflation, rising interest rates, changes in gross domestic product growth, inflation, rising interest rates, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic, rising inflation, interest rates and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of Russia’s military operations in Ukraine and the related political and economic response. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the ongoing COVID-19 pandemic, variants of COVID-19 or other similar outbreaks or pandemics. The COVID-19 outbreak adversely affected workforces, economies and financial markets globally. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate implemented significant measures, including lockdowns, closures, quarantines, travel bans and occupancy limits intended to control the spread of the virus, forcing court closures and causing general delays in litigation proceedings and the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020. While strict shelter-in-place and similar orders have been lifted, limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as a result of potentially more contagious variants of the COVID-19 virus.
We cannot predict how the COVID-19 pandemic and COVID-19 variants will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers or whether or to what extent the COVID-19 pandemic and COVID-19 variants or the effects thereof may have longer-term unanticipated impacts on our business. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
As of December 31, 2022, we had five U.S. granted patents and 12 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Risks Related to Information Technology and Cybersecurity
The unavailability of or change in the terms or nature of access to third-party technology could harm our business.
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
In the ordinary course of business, we process personal information, client information, and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear and evolving, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. There is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our solution. We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security and impose strict requirements for processing personal data, including the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s version of the GDPR or UK GDPR.
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR, permits data protection authorities to impose large penalties for violations of the regulation, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The EU GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Furthermore, several jurisdictions have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, the proposed EU Artificial Intelligence Act (EUAIA) could impose onerous obligations related to the use of AI related systems if passed into law. Such regulations, and others that may be passed in other jurisdictions, may require us to change our business practices, or else be subject to regulatory action and/or fines.
Moreover, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA absent certain safeguards. Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of protection for personal information. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. For example, the CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that may increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states such as Virginia, Connecticut, Utah and Colorado passed comprehensive privacy laws that go into effect in 2023 or 2024. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties upon who we rely.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Although we endeavor to comply with our published information security and privacy policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our published policies, certifications, and documentation. Any failure or perceived failure by us to comply with our policies, certifications and documentation, our data privacy- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to data privacy or information security may result in significant consequences. These consequences may include, but are not limited to, governmental investigations or enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation, claims or public statements against us by consumer advocacy groups or others, which could result in significant liability or cause our customers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal information, or orders to destroy or not use personal information, any of which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, documentation, certifications, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we rely upon, such as vendors or developers, violate applicable data privacy or security laws or regulations, certifications, documentation or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our solution, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
Our business is reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance.
Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, in 2021, Apple began allowing users to more easily opt-out of activity tracking across devices. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes.
Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.
Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were comprised, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, or material disruption of our operations.
In the ordinary course of business, we receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) potentially highly sensitive electronic documentation for use in various legal matters, including litigation and governmental investigations. In addition, we collect and maintain data about individuals and customers, including personally identifiable information, as well as other confidential, privileged or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information or other sensitive information on our behalf.
Our information technology systems and those of third parties upon whom we rely are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. For example, in 2022 another company in the legal services and eDiscovery space suffered a data security event that reportedly resulted in “malicious file encryption” and the theft of sensitive personal data, which was reported to regulators and affected individuals and customers. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any of these threats may lead to a security incident and significant adverse consequences, including compromise of our system infrastructure or the loss, destruction, alteration, denial of access to, disclosure or dissemination of, or damage or unauthorized access to, our information technology systems, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information) or data that is processed or maintained on our behalf, or other assets.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We also take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business.
We also cannot guarantee that our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in or the cessation of our operations (including availability of data); financial loss; and other similar harms. A security incident could adversely affect customer data of, or the availability of our services for, some or all of customers at the same time, which could result in a material loss of customers and revenue, and make it difficult for us to obtain new customers. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our solution as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our solution and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. We may have contractual and legal obligations under applicable data privacy and security laws to notify relevant stakeholders of security breaches. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
Risks Related to Tax and Accounting Matters
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law.
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
We are expanding our international operations and staff to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
Additionally, we have not historically collected VAT or GST on sales of our solution, generally, because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers. Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or assert that our solution is subject to use, VAT, GST and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
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
Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed or otherwise modified. Our effective tax rate could be adversely impacted by several factors, including:
•Changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•Changes in tax laws, tax treaties and regulations or the interpretation of them, including federal income tax legislation proposed by Congress (which has not yet been enacted);
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for credit losses, fair value of financial instruments, capitalization and amortization of internal-use software development costs, valuation of stock-based compensation, valuation of acquisitions, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

Risks Related to Being a Public Company
We will continue to incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are expected to devote a substantial amount of time to compliance with these requirements, which may divert their attention from managing our business operations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company, particularly once we are no longer an “emerging growth company,” or the specific timing of such costs.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Management has concluded that our internal control over financial reporting was effective as of December 31, 2022. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise, we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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

We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
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
Based on the number of shares outstanding as of December 31, 2022, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
•changes in the anticipated future size and growth rate of our market; and
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic and Russian military operations in Ukraine.
The market for technology stocks and the stock market in general have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our common stock. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and could have an adverse effect on our business, results of operations and financial condition.
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
In addition, there were 1.3 million shares of common stock issuable upon the exercise of options and 3.0 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of December 31, 2022. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of December 31, 2022, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.
The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock.
In the past, securities class action litigation often has been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and Board of Directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Austin, Texas, where we lease approximately 46,000 square feet pursuant to a lease that expires in July 2028. We have other offices located in New York, New York and London, United Kingdom. These offices are leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
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
Our common stock has been listed on the New York Stock Exchange under the symbol “LAW” since July 21, 2021. On February 15, 2023, the last reported sale price of our common stock on the New York Stock Exchange was $9.08. As of February 15, 2023, we had 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Overview
DISCO provides a cloud-native, artificial intelligence-powered legal solution that simplifies legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated solution enables legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our solution and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our solution. We provide legal departments with the ability to centralize legal data into a single solution, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower legal departments to focus on delivering better legal outcomes.
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue for each of the years ended December 31, 2022 and 2021. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our solution, our customers often increase usage of our solution to cover additional legal matters and adopt more of our offerings. As our customers use our solution over time, the amount of enterprise data in our solution increases, enhancing the strategic value and stickiness of our solution within an organization.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our solution is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases. As of December 31, 2022, we had 1,327 customers, increasing from 1,126 customers as of December 31, 2021. As of December 31, 2022 we had 265 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period, increasing from 214 large customers as of December 31, 2021. Large customers accounted for approximately 78%, and 81% of our revenue for the years ended December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, we had $203.2 million of cash and cash equivalents. We generated revenue of $135.2 million and $114.3 million in the years ended December 31, 2022 and 2021, respectively, representing a period-over-period growth of 18%. Our net loss was $70.8 million and $24.3 million for the years ended December 31, 2022 and 2021, respectively. We generated Adjusted EBITDA of $(44.5) million and $(16.3) million for the years ended December 31, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

2023 Restructuring
In January 2023, we committed to a plan, or the Plan, to reduce our workforce by approximately 62 employees, representing approximately 9% of the Company’s current global workforce. The Plan was based on cost-reduction initiatives intended to reduce our cost structure and accelerate our path to profitability. Refer to Note 15, Subsequent Events included in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and establish and maintain profitability.
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Ediscovery, DISCO Review, DISCO Case Builder, DISCO Hold and DISCO Request offerings, and have built a research and development process that reliably produces applications and features that lawyers love. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work. Our future success is dependent on our ability to successfully develop, market and sell existing and new applications of our solution to both new and existing customers.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt integrated, easy-to-use solutions like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. As of December 31, 2022, we had 1,327 customers, increasing from 1,126 customers as of December 31, 2021. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our solution and expand, retain and motivate our sales and marketing personnel.
Maintain and Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and introducing additional offerings to sell to existing customers. Our long-term offerings strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our solution as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solution, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
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
An indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net retention rate, which compares our revenue from the same set of customers in one period to the prior year period. As of December 31, 2022 and 2021, our dollar-based net retention rate was 106% and 146%, respectively. We calculate our dollar-based net retention rate as of the end of a period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. Our dollar-based net retention rate could decrease over time as our customer base matures and the amount of revenue used in the denominator to calculate net retention grows.
Expand Our Sales Coverage and Establish a Digital Sales Channel
We intend to continue to enhance our sales force headcount in strategic locations across the United States and globally. Additionally, we plan to develop a digital, self-service sales channel that can simplify the sales process and enable customers to easily adopt our solution through our website without the need to speak with a sales representative. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. We will need to spend significant resources to expand, retain and motivate our sales and marketing personnel.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In 2022, less than 10% of our revenue was generated by customers outside of the United States. International expansion, including our global sales efforts, will add increased complexity and cost to our business
Extend and Strengthen Our Channel Partnerships and Integrations
Our partnerships, including with legal services providers and cloud infrastructure providers, assist us in driving awareness and adoption of DISCO and extending our reach. We intend to cultivate and leverage channel partners to grow our market presence, enhance the virality of our solution and drive greater sales efficiency. Our future success is dependent in part on our ability to develop and maintain relations with these partners.
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
In each of the years ended December 31, 2022 and 2021, usage-based revenue represented 89% of our total revenue. In each of the years ended December 31, 2022 and 2021, subscription revenue fees represented 11% of total revenue.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expenses and sales commissions. Operating expenses also include overhead costs for facilities and shared IT related expenses, including depreciation expense. During the year ended December 31, 2021, certain operating expenses decreased as a result of the COVID-19 pandemic. Certain expenses impacted by COVID-19 resumed during the second half of 2021 and the year ended December 31, 2022.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses are comprised of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. Travel-related expenses decreased in the first half of 2021 due to the COVID-19 pandemic and resumed in second half of 2021 and the year ended December 31, 2022. We expect that our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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
In the year ended December 31, 2022, we incurred additional expenses as a result of operating as a public company in comparison to the year ended December 31, 2021, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of total revenue from period to period.

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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Year Ended December 31,
(in thousands)	2022	2021

Revenue	$135,190	$114,342
Cost of revenue(1)	34,163	31,098
Gross profit	101,027	83,244
Operating expenses:
Research and development(1)	59,258	34,414
Sales and marketing(1)	72,839	47,045
General and administrative(1)	40,738	25,614
Total operating expenses	172,835	107,073
Loss from operations	(71,808)	(23,829)
Other income (expense):
Interest and other income	1,702	106
Interest and other expense	(473)	(540)
Total other income (expense)	1,229	(434)
Loss from operations before income taxes	(70,579)	(24,263)
Income tax provision	(186)	(81)
Net loss	$(70,765)	$(24,344)
Less accretion of redeemable convertible preferred stock	—	(56)
Net loss attributable to common stockholders	$(70,765)	$(24,400)
______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2022	2021

Cost of revenue	$938	$57
Research and development	8,068	2,081
Sales and marketing	4,186	1,258
General and administrative	8,545	2,207
Total	$21,737	$5,603

	Year Ended December 31,
	2022	2021

Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	25	27
Gross profit	75	73
Operating expenses:
Research and development	44	30
Sales and marketing	54	41
General and administrative	30	22
Total operating expenses	128	94
Loss from operations	(53)	(21)
Other income (expense):
Interest and other income	1	*
Interest and other expense	*	*
Total other income (expense)	1	*
Loss from operations before income taxes	(52)	(21)
Income tax provision	*	*
Net loss	(52)%	(21)%
Less accretion of redeemable convertible preferred stock	—	*
Net loss attributable to common stockholders	(52)%	(21)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$135,190	$114,342	$20,848	18%
Total revenue increased by $20.8 million, or 18%, for the year ended December 31, 2022 compared to the same period in 2021. Approximately 37% of the increase is related to additional usage and adoption of our solution by our existing customers. The remaining 63% increase in revenue is related to new customers added throughout the period.
Cost of Revenue

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$34,163	$31,098	$3,065	10%
Percentage of revenue	25%	27%
Total cost of revenue increased by $3.1 million, or 10%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by an increase of $4.2 million personnel costs, including stock-based compensation, as a result of increased headcount, a $0.5 million increase in costs for cloud hosting as a result of increased usage of our solution, and a $0.7 million increase in amortization of internally developed software and acquired developed technology. These increases were offset by a decrease in outsourced staffing vendors fees of $3.2 million.
Operating Expenses
Research and Development

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$59,258	$34,414	$24,844	72%
Percentage of revenue	44%	30%
Research and development expenses increased by $24.8 million, or 72%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily driven by an additional $22.5 million in personnel costs, including stock-based compensation, as a result of increased headcount, additional software expense of $0.9 million related to the additional headcount and a $0.5 million decrease in the capitalization of internal-use software.
Sales and Marketing

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$72,839	$47,045	$25,794	55%
Percentage of revenue	54%	41%
Sales and marketing expenses increased by $25.8 million, or 55%, for the year ended December 31, 2022 compared to the same period in 2021. The increase was primarily related to an additional $19.3 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Software expense also increased $0.9 million to support the additional headcount. Additionally, marketing expenses increased $3.7 million and professional services expense increased $0.5 million to support our growth. Travel and entertainment expenses also increased $1.4 million as in-person conferences and travel resumed.
General and Administrative

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$40,738	$25,614	$15,124	59%
Percentage of revenue	30%	22%
General and administrative expenses increased by $15.1 million, or 59%, for the year ended December 31, 2022 compared to the same period in 2021. This increase was primarily attributable to a $6.7 million increase in personnel costs, including stock-based compensation, as a result of increased headcount. Software expense also increased $0.3 million as a result of the increased headcount. Additionally, corporate insurance and franchise tax expense increased $2.4 million as a result of operating as a public company for a full year. We also incurred $1.3 million related to unoccupied lease charges and moving expenses when we relocated to our new headquarters in Austin, Texas. Professional services expense increased $1.8 million related to additional compliance requirements of being a public company. Further, we incurred $0.5 million of expense related to the revaluation of contingent consideration related to the Congruity acquisition that occurred in February 2022. Travel and entertainment expenses also increased $0.4 million as travel related to in-person conferences, meetings and events resumed.

Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; CEO Performance Award issuance expense; unoccupied lease expense; acquisition revaluation expense; and other one-time, non-recurring items, when applicable.
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization expense is a non-cash charge, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense and payroll tax expense on employee stock transactions; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; and (vi) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP. We expect Adjusted EBITDA to improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(70,765)	$(24,344)
Depreciation and amortization expense	2,974	1,674
Provision for income taxes	186	81
Interest and other, net	(1,229)	434
Stock-based compensation expense	21,737	5,603
Payroll tax expense on employee stock transactions	520	264
CEO Performance Award issuance expense	386	—
Unoccupied lease expense	1,127	—
Acquisition revaluation expense	540	—
Adjusted EBITDA	$(44,524)	$(16,288)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021, as well as borrowings under our former revolving credit facility. As of December 31, 2022 and 2021, our principal sources of liquidity were cash and cash equivalents, totaling $203.2 million and $255.5 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of December 31, 2022:

	Payments Due by Period
	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(in thousands)
Operating lease commitments(a)	$2,391	$4,134	$4,391	$1,333	$12,249
Finance lease commitments(b)	47	94	94	28	263
Cloud platform purchase commitments(c)	18,000	36,000	—	—	54,000
Other purchase commitments(d)	966	569	—	—	1,535
Total	$21,404	$40,797	$4,485	$1,361	$68,047
a.We occupy certain facilities under non-cancelable lease arrangements. Our New York lease agreement is set to expire in November 2023 and our Austin lease agreement is set to expire in July 2028. We also have a short-term lease in London. We may lease or purchase additional space as needed to accommodate our needs.
b.We lease certain furniture and fixtures classified as a finance lease. The leased furniture is depreciated on a straight-line basis over the life of the lease and is included in depreciation expense.
c.Cloud platform purchase commitments encompass non-cancellable agreements to support our software. These expenses are incurred as services are performed and are in the normal course of business.
d.Other purchase commitments primarily encompass non-cancellable software agreements to support our internal functions. These expenses are incurred as services are performed and are in the normal course of business.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates, the COVID-19 pandemic and Russian military operations in Ukraine, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2023. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(46,014)	$(21,642)	$(24,372)	113%
Cash used in investing activities	(9,688)	(3,107)	(6,581)	212%
Cash provided by financing activities	3,469	221,657	(218,188)	(98)%
Net increase (decrease) in cash and cash equivalents	$(52,233)	$196,908	$(249,141)	(127)%
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
Net cash used in operating activities for the year ended December 31, 2022 was $46.0 million, an increase of $24.4 million from net cash used in operating activities of $21.6 million for the year ended December 31, 2021. The change in cash flow used in operations was primarily due to an increase in net loss of $46.4 million. Fluctuations in net loss are further explained in the Comparison of Years Ended December 31, 2022 and 2021 section included elsewhere in Management’s Discussion and Analysis. The increase in cash used in operating activities was also due to a $5.4 million increase in accounts receivable due to revenue growth, a decrease in accounts payable and accrued expenses of $6.7 million related to the growth of our operations, and an increase in other current assets of $2.2 million related to various prepaid expenses. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $16.1 million due to additional equity awards issued during the period with increased underlying share values, and an increase in unoccupied lease charges of $1.1 million caused by moving to our new headquarters in Austin, Texas. Deferred revenue also increased $1.1 million due to customer growth and depreciation and amortization increased $1.3 million due to additional fixed assets and internally developed software.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $9.7 million, an increase of $6.6 million from net cash used in investing activities of $3.1 million for the year ended December 31, 2021. The increase in cash used in investing activities was primarily related to the $5.3 million paid for the acquisition of legal workflow solutions from Congruity as well as $1.3 million related to purchases of property and equipment to support the growth of our business and the capitalization of internal-use software associated with additional features in our solution.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $3.5 million, a decrease of $218.2 million from net cash provided by financing activities of $221.7 million for the year ended December 31, 2021. The change in cash flows was primarily related to a decrease in proceeds from the IPO, net of underwriting discounts and commissions and other offering costs of $220.1 million that occurred in 2021. This decrease was partially offset by an increase in proceeds from exercises of stock options of $1.8 million due to an increase in option exercise activity related to our stock being publicly traded.
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
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 3, “Revenue Recognition” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our performance obligations consist of usage-based and subscription solutions. Our usage-based revenue is generated from solutions that are typically billed on a monthly basis based on actual usage. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Usage amounts above the minimum data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis with revenue recognized on a ratable basis over the contractual term. On a limited basis, we enter into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. We do not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized have been immaterial to date.
In general, we satisfy the majority of our performance obligations over time as we transfer the promised solutions to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances and our remaining performance obligations. These evaluations involve uncertainty because they may require significant judgment that could affect the timing and amount of revenue recognized. Usage-based revenue is recognized monthly based on actual usage and subscription revenue is recognized on a ratable basis over the contractual term.
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
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants outside of the CEO Performance Award during the year ended December 31, 2022.
We have also granted restricted stock awards, or RSAs and restricted stock units, or RSUs. Commencing in 2022, we granted performance-based restricted stock units, or PSUs. The PSUs vest on the satisfaction of both a service-based and performance-based condition. The performance-based condition is based on the achievement of revenue targets for the period commencing on January 1, 2022 and ending on December 31, 2022. Each reporting period, we accrue stock-based compensation based on the assessed probability of achieving the revenue targets. Stock-based compensation related to RSAs, RSUs and PSUs is measured based on the fair value of the common stock on the grant date. Stock-based compensation is recognized in our consolidated statements of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period. As of December 31, 2022, none of the PSUs have vested or were released.
Acquisitions
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to operating expense in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
See Recently Adopted Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements of this Annual Report on Form 10-K for more information.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CS Disco, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CS Disco, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Austin, Texas
February 24, 2023

CS DISCO, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$203,244	$255,477
Accounts receivable, net	22,720	20,740
Other current assets	5,576	4,634
Total current assets	231,540	280,851
Property and equipment, net	7,507	5,335
Operating lease right-of-use assets	9,824	864
Intangible assets, net	962	—
Goodwill	5,898	—
Other assets	591	351
Total assets	$256,322	$287,401
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,485	$4,686
Accrued expenses	4,705	2,844
Accrued salary and benefits	3,536	7,955
Deferred revenue	4,100	2,175
Operating leases	1,902	890
Finance leases	39	99
Total current liabilities	22,767	18,649
Operating leases, non-current	8,770	—
Finance leases, non-current	199	—
Other liabilities	950	75
Total liabilities	32,686	18,724
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of December 31, 2022 and 2021; 59,190 and 58,010 shares issued and outstanding as of December 31, 2022 and 2021, respectively	296	291
Additional paid-in capital	421,569	395,850
Accumulated deficit	(198,229)	(127,464)
Total stockholders’ equity	223,636	268,677
Total liabilities and stockholders’ equity	$256,322	$287,401

CS DISCO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$135,190	$114,342
Cost of revenue	34,163	31,098
Gross profit	101,027	83,244
Operating expenses:
Research and development	59,258	34,414
Sales and marketing	72,839	47,045
General and administrative	40,738	25,614
Total operating expenses	172,835	107,073
Loss from operations	(71,808)	(23,829)
Other income (expense)
Interest and other income	1,702	106
Interest and other expense	(473)	(540)
Loss from operations before income taxes	(70,579)	(24,263)
Income tax provision	(186)	(81)
Net loss	$(70,765)	$(24,344)
Less accretion of redeemable convertible preferred stock	—	(56)
Net loss attributable to common stockholders	$(70,765)	$(24,400)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,753	33,208

CS DISCO, INC.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	35,793	$160,800	13,533	$68	$8,129	$(103,120)	$(94,923)
Accretion to redemption value	—	56	—	—	(56)	—	(56)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,500	37	219,490	—	219,527
Conversion of redeemable convertible preferred stock	(35,793)	(160,856)	35,793	179	160,677	—	160,856
Exercise of stock options	—	—	933	6	2,281	—	2,287
Exercise of warrants	—	—	50	—	146	—	146
Issuance of RSAs	—	—	201	1	(1)	—	—
Repurchase of common stock related to net share settlement	—	—	(15)	—	(476)	—	(476)
Vesting of restricted stock units	—	—	15	—	—	—	—
Stock compensation expense	—	—	—	—	5,660	—	5,660
Net loss	—	—	—	—	—	(24,344)	(24,344)
Balance at December 31, 2021	—	$—	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	—	—	922	4	4,055		4,059
Repurchase of common stock related to net share settlement	—	—	(7)	—	(264)	—	(264)
Vesting of restricted stock units	—	—	265	1	(1)	—	—
Stock compensation expense	—	—	—	—	21,929	—	21,929
Net loss	—	—	—	—	—	(70,765)	(70,765)
Balance at December 31, 2022	—	$—	59,190	$296	$421,569	$(198,229)	$223,636

CS DISCO, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(70,765)	$(24,344)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,974	1,674
Stock-based compensation	21,737	5,603
Charge to allowance for credit losses	1,294	833
Loss (gain) on disposal of long-lived assets	(1)	(1)
Unoccupied lease charges	1,127	—
Remeasurement of contingent consideration	540	—
Non-cash operating lease costs	1,452	986
Non-cash interest	—	240
Changes in operating assets and liabilities:
Accounts receivable	(3,274)	(8,662)
Other current assets	(989)	(3,168)
Other long-term assets	(237)	(24)
Accounts payable	3,186	1,091
Accrued expenses and other	(4,199)	4,615
Deferred revenue	1,621	533
Operating lease liabilities	(614)	(1,018)
Other liabilities	134	—
Net cash used in operating activities	(46,014)	(21,642)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(4,378)	(3,107)
Cash paid for acquisitions	(5,310)	—
Net cash used in investing activities	(9,688)	(3,107)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	(284)	219,811
Proceeds from exercise of stock options	4,059	2,288
Proceeds from exercise of warrants	—	146
Repurchase of common stock related to net share settlement	(264)	(476)
Principal payments on finance lease obligations	(42)	(112)
Net cash provided by financing activities	3,469	221,657
Net increase (decrease) in cash and cash equivalents:	(52,233)	196,908
Cash and cash equivalents at beginning of period	255,477	58,569
Cash and cash equivalents at end of period	$203,244	$255,477

CS DISCO, INC.

Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure:
Cash paid for interest	$—	$105
Cash paid for taxes	$397	$97
Non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$—	$56
Property and equipment included in accounts payable and accrued liabilities	$240	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$160,856
Costs related to initial public offering included in accounts payable	$—	$284
Acquisition holdback	$800	$—
Contingent consideration related to acquisition	$1,133	$—

CS DISCO, INC.
Notes to the Consolidated Financial Statements

1. Organization and Nature of Operations
CS Disco, Inc. (the “Company” or “DISCO”) has built a cloud-native, AI-powered software platform that enterprises, law firms, legal services providers, and governments use for legal hold, legal request, ediscovery, legal document review and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company incorporated as a Delaware corporation on December 2, 2013. The Company’s headquarters are located in Austin, Texas.
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

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates, the COVID-19 pandemic and Russian military operations in Ukraine, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangibles, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock awards, restricted stock units, and performance-based restricted stock units. As the Company has reported losses for all periods presented, all potentially dilutive securities are anti-dilutive, and accordingly, basic net loss per share equaled diluted net loss per share.

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
The Company has provisioned $1.4 million for expected losses for the year ended December 31, 2022, and $1.0 million has been written off and charged against the allowance for the year ended December 31, 2022. Recoveries made by the Company were $0.1 million for the year ended December 31, 2022. The allowance for credit losses related to accounts receivable was $1.5 million and $1.2 million as of December 31, 2022 and December 31, 2021, respectively.

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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at December 31, 2022 and 2021.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended December 31, 2022 and 2021.

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
Capitalized costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the platform applications is included in cost of revenue.
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
In connection with the Company’s acquisition of legal workflow solutions from Congruity360, LLC (“Congruity”) discussed in Note 9, “Acquisitions, Intangible Assets and Goodwill,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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

Debt Issuance Costs
The Company records underwriting, legal and other direct costs incurred related to the issuance of the revolving line of credit within other current assets and amortizes these costs to interest expense over the term of the related debt on a straight-line basis, which approximates the effective interest rate method. Upon the extinguishment of the related debt in November 2021, $0.2 million of unamortized capitalized deferred financing costs were recorded to interest expense. There was no amortization expense related to debt issuance costs for the year ended December 31, 2022.

Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities in the consolidated balance sheets. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities on the consolidated balance sheets.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2022 or 2021.
Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
Revenue Recognition
Refer to Note 3, “Revenue” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $3.1 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with ASC Topic 718 Compensation - Stock Compensation (“Topic 718”). The fair value of each stock option granted prior to the IPO was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term, the volatility of the Company’s common stock, risk-free interest rate and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The fair value of stock options granted after the IPO, restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution method over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits the taxes to government authorities. The Company relieves the sales tax payable balances from the consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 1.96 years. As of December 31, 2022, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $1.1 million. The short-term and long-term portions of this amount are recorded in accounts payable and other liabilities, respectively, on the consolidated balance sheet.
The fair value of the contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflect management’s best estimate of future results, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant fluctuations in the fair value of contingent consideration based on actual results. The fair value of this contingent consideration will continue to be revalued on a quarterly basis. Changes in the fair value of the contingent consideration are recorded as operating expense in the consolidated statements of operations and comprehensive loss. As of December 31, 2022, none of the contingent consideration was paid.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” which intends to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this guidance as of January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.
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
In the years ended December 31, 2022 and 2021, usage-based revenue represented 89% of total revenue. In the years ended December 31, 2022 and 2021, subscription revenue fees represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price (“SSP”).
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $2.2 million and $1.6 million of deferred revenue balance as of December 31, 2021 and 2020, respectively, the Company recognized $2.2 million and $1.6 million as revenue during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 the Company recorded $4.1 million and $2.2 million of current deferred revenue, respectively. The Company’s non-current deferred revenue was nominal as of December 31, 2022. No non-current deferred revenue was recorded as of December 31, 2021.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $2.0 million and $3.2 million as of December 31, 2022 and December 31, 2021, respectively, and were included within accounts receivable on the consolidated balance sheets.
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
As of December 31, 2022, the Company expects to recognize approximately $21.5 million of revenue from remaining performance obligations. The Company expects to recognize revenue of approximately $13.4 million as of December 31, 2022 from remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the years ended December 31, 2022 and 2021, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$5,089	$3,079
Capitalized internal-use software	6,707	5,168
Leasehold improvements	467	111
Furniture	1,185	649
Total property and equipment	13,448	9,007
Less: accumulated depreciation and amortization	(5,941)	(3,672)
Property and equipment, net	$7,507	$5,335
Depreciation and amortization expense relating to the Company’s property and equipment was $2.7 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense relating to the cost of revenue for capitalized internal-use software was $1.2 million and $0.7 million for the years ended December 31, 2022 and 2021 respectively.
The Company capitalized $1.5 million and $1.9 million in internal-use software development costs in the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 the unamortized balance of capitalized internal-use software costs on the Company’s consolidated balance sheets was approximately $4.3 million and $4.0 million, respectively. No impairment indicators were identified when the capitalized development costs were assessed for impairment for the years ended December 31, 2022 and 2021.
5. Leases
As of December 31, 2022, the Company leases office spaces under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the initial term expires on May 15, 2023, with an option to extend the lease for an additional six months. The optional period for the New York lease has been included in the lease term in the determination of the operating lease right-of-use assets or operating lease liabilities associated with the lease as the Company considers it reasonably certain it will exercise the option. As of December 31, 2022, the Company had one leased property classified as a “short-term” lease in London, United Kingdom. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet. For operating leases other than the short-term lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.
The Company incurred $1.1 million in unoccupied lease expense for leased facilities in Austin, Texas for the related contractual lease payments and fees for the year ended December 31, 2022. The Company did not incur any unoccupied lease expense during the year ended December 31, 2021.
The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

Year Ended December 31, 2022
Operating lease expense	$1,784
Finance lease expense
Amortization expense	56
Interest on lease liability	7
Short-term lease expense
Lease expense	227
Total lease cost	$2,074

The Company’s operating and finance right-of-use assets and lease liabilities are as follows (in thousands):

Leases	Classification	December 31, 2022
Assets
Operating lease assets	Operating right-of-use asset, net of accumulated amortization	$9,824
Finance lease assets	Property and equipment, net of accumulated depreciation	217
Total leased assets		$10,041
Liabilities
Current
Operating leases	Operating lease liability, current	$1,902
Finance leases	Finance lease liability, current	39
Non-current
Operating leases	Operating lease liability, non-current	8,770
Finance leases	Finance lease liability, non-current	199
Total lease liabilities		$10,910
Supplemental cash flow information related to leases as of December 31, 2022 was as follows (in thousands):

Cash paid for operating lease liabilities	$782
Cash paid for financing lease liabilities	$42
Right-of-use assets obtained in exchange for operating lease liabilities	$10,935

The weighted average remaining lease term and discount rate as of December 31, 2022 are as follows:

Weighted Average Remaining Lease Term
Operating leases	5.43 years
Finance leases	5.59 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	5.00%
Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	Year Ended December 31, 2022
	Operating Leases	Finance Leases
2023	$2,391	$47
2024	2,036	47
2025	2,098	47
2026	2,162	47
2027	2,229	47
Thereafter	1,333	28
Total	$12,249	$263
As of December 31, 2022, the Company had no additional operating or finance leases with future commencement dates.

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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021
United States	$126,504	$107,084
All other countries	8,686	7,258
Total revenue	$135,190	$114,342
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
In November 2021, the Company extinguished the Loan and Security Agreement. The Company did not incur any early termination fees in connection with the termination of the agreement. The Company had no outstanding debt as of December 31, 2022.
The Company incurred nominal aggregate debt issuance costs in connection with its loan and security agreements. These costs were being amortized to non-cash interest expense over the terms of the related indebtedness using the straight-line method which approximates the effective interest method. In connection with the extinguishment of the Loan and Security Agreement in November 2021, the Company recognized the remaining $0.2 million of debt issuance costs as interest expense. There was no amortization expense related to debt issuance costs for the year ended December 31, 2022.

8. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. See Note 5, “Leases,” for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Additionally, the Company has contractual commitments that are noncancellable and expire within one to three years after December 31, 2022. These commitments, which relate mainly to hosting agreements as well as computer software licenses used to facilitate company operations, are as follows (in thousands):

Purchase obligations	December 31, 2022

2023	$18,966
2024	18,434
2025	18,135
Thereafter	—
Total	$55,535

Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company currently does not believe that the ultimate outcome of any matters is probable or reasonably estimable, or that these matters will have a material adverse effect on the Company’s business, operating results, cash flows or financial condition; however, the results of litigation and claims are inherently unpredictable. Regardless, of the outcome, litigation can have an adverse impact on the Company because of litigation and settlement costs, diversion of management resources, and other factors.
9. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of December 31, 2022, the estimated fair value of the contingent consideration was $1.1 million. The Company incurred $0.5 million of expense related to the revaluation of the of the contingent consideration for the year ended December 31, 2022. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the acquisition was not material to the consolidated results of operations and comprehensive loss. Transaction costs amounted to approximately $0.1 million and were expensed as incurred.

The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(153)	$747	5 years
Customer relationships	300	(85)	215	3 years
Total	$1,200	$(238)	$962
Intangible amortization expense was $0.2 million for the year ended December 31, 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the consolidated statements of operations and comprehensive loss.
As of December 31, 2022, future amortization expense by year is expected to be as follows (in thousands):

Amount
2023	$280
2024	280
2025	195
2026	180
2027	27
Total	$962
Goodwill
The changes in the carrying amount of goodwill during the year ended December 31, 2022 were as follows (in thousands):

Amount
Balance as of December 31, 2021	$—
2022 acquisition	5,898
Total	$5,898
10. Stock-Based Compensation
Equity Incentive Plans
On December 17, 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2022, 5.6 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $21.7 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively.
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
The following summarizes the Black-Scholes assumptions used to value the employee options during the periods indicated, as there were no stock options granted during the year ended December 31, 2022:

Year Ended December 31,
2021
Stock options:
Risk-free interest rate	0.8%-1.3%
Weighted-average expected term of the options	6.25 years
Expected dividend rate	— %
Expected volatility	52%-54%
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2020	3,305	$3.86	7.21	$22,952
Granted	537	18.70
Exercised	(1,033)	2.21
Forfeited and cancelled	(249)	7.43
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Granted	—	—
Exercised	(922)	4.40
Forfeited and cancelled	(366)	15.63
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Options vested and exercisable as of December 31, 2022	1,104	$5.85	4.57	$2,626
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $20.0 million and $33.6 million during the years ended December 31, 2022 and 2021, respectively.
As of the years ended December 31, 2022 and 2021, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $1.2 million and $3.2 million, which is expected to be recognized over a weighted-average period of 1.57 years and 2.44 years, respectively.

Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the year ended December 31, 2022. During the year ended December 31, 2021, the Company granted 0.2 million shares of common stock in the form of RSAs. During the years ended December 31, 2022 and 2021, 100,000 and 51,336 RSAs vested and were released from the Company’s right to repurchase, respectively, and no RSAs were cancelled.
As of December 31, 2022 and 2021, the Company had $2.5 million and $3.7 million of unrecognized stock-based compensation related to RSAs, respectively. The weighted average remaining requisite service period was 2.78 years and 3.32 years, respectively.
Restricted Stock Units
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years, subject to the continuous service of the individual.
In March 2022, the Company granted PSUs for 0.6 million shares of common stock. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on a revenue goal for fiscal year 2022 that determines the total vestable shares. After the performance period, one-third of the vestable shares will vest, and the remaining vestable shares will vest over a two-year service period. As of December 31, 2022, none of the PSUs have vested or were released. Subsequent to December 31, 2022, it was determined that the Company did not meet revenue targets, and accordingly, the PSUs expired without vesting.

The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2021	469	$47.12	$16,781
Granted	3,361	24.62	—
Vested	(264)	37.43	—
Forfeited and cancelled	(581)	32.98	—
Unvested and outstanding as of December 31, 2022	2,985	$25.39	$18,864
At December 31, 2022, there was an estimated $56.9 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. These costs will be recognized over a weighted-average period of 3.24 years.
CEO Performance Award
On May 20, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a grant to Kiwi Camara, the Company’s Co-Founder and Chief Executive Officer, for a 10-year performance award (the “CEO Performance Award”), the vesting of which is tied solely to achieving specified stock price milestones (“Milestone Prices”), subject to the approval of the Company’s stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 4,366,966 shares of the Company’s common stock, representing approximately 7.5% of the total outstanding shares of the Company’s common stock as of the grant date, and vests in six tranches. Each of the six tranches vests only if the applicable Milestone Price is met. The Milestone Prices are met when the average VWAP for any 90-calendar day period during the performance period is equal to or greater than such Milestone Price. “VWAP” means the quotient of (i) the sum of the Daily Total Dollar Volume for the designated period of trading days divided by (ii) the sum of the total trading volume of the Company’s common stock as reported on the primary U.S. exchange on which the Company’s common stock trades for the designated period of trading days, with trading days being the days on which the primary U.S. exchange on which the Company’s common stock trades is open for trading. “Daily Total Dollar Volume” means the product of (i) the closing sales price of the Company’s common stock on a given trading day multiplied by (ii) the corresponding day’s trading volume of the Company’s common stock, in each case as reported on the primary U.S. exchange on which the Company’s common stock trades. For the first tranche to vest, the Company must achieve a Milestone Price of $150 per share, and the next five tranches will only vest if the Company achieves higher Milestone Prices that increase in $150 per share increments up to a final Milestone Price of $900 per share. The exercise price per share subject to the CEO Performance Award is $32.00, which is the greater of (i) the price at which the Company’s common stock was offered to investors in the IPO ($32.00 per share) and (ii) the closing sales price of the Company’s common stock on the grant date. The grant date for accounting purposes of May 25, 2022 was the date on which two full trading sessions elapsed after the filing of the preliminary proxy statement with the SEC. The CEO Performance Award was approved by the Company’s stockholders at the Annual Meeting held on July 12, 2022.
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
As of December 31, 2022, no Milestone Prices have been achieved. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $4.2 million for the year ended December 31, 2022. As of December 31, 2022, the Company had approximately $40.2 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award, which will be recognized over a weighted average period of 5.86 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and will end on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized total stock-based compensation expense related to the ESPP of $0.6 million for the year ended December 31, 2022. No stock-based compensation expense was recognized for the ESPP during the year ended December 31, 2021.
11. Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
U.S.	$(71,379)	$(24,553)
Non-U.S.	800	290
Loss before income taxes	$(70,579)	$(24,263)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	31	45
Foreign	123	34
Total current	154	79
Deferred
Federal	12	—
State	3	—
Foreign	17	2
Total deferred	32	2
Provision for income taxes	$186	$81
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

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$38,144	$31,046
Capitalized research and development costs	11,018	—
Deferred expenses	1,478	2,403
Lease liability	2,785	232
Stock compensation	3,049	1,140
Interest expense carryforwards	—	70
Depreciation and amortization	311	145
Credits	142	—
Total deferred tax assets	56,927	35,036
Deferred tax liabilities
Capitalized service costs	(1,162)	(1,077)
Right-of-use asset	(2,564)	(225)
Total deferred tax liabilities	(3,726)	(1,302)
Net deferred tax asset before valuation allowance	53,201	33,734
Less: valuation allowance	(53,216)	(33,716)
Net deferred tax asset (liability)	$(15)	$18
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During the year ended December 31, 2022, the valuation allowance increased by approximately $19.5 million due to continuing operations.
As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $146.9 million, and $122.2 million, respectively, and state net operating loss carryforwards of approximately $118.4 million, and $86.5 million, respectively, that will begin to expire in 2033, if not utilized prior to that time. Approximately $96.6 million of the U.S. federal net operating losses arose in tax years beginning after December 31, 2017 and have an indefinite carryforward period. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.
The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes due to the following:

	Year Ended December 31,
	2022	2021
Income tax at U.S. statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(27.6)	(36.6)
State taxes, net of federal benefit	6.0	7.4
Permanent items	(0.1)	7.7
Tax credits	0.5	0.0
Other items	—	0.1
Income tax provision effective rate	(0.2)%	(0.4)%
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, the United Kingdom, and Canada. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2019. Operating losses generated remain open to adjustment until the statute of limitations closes for the tax year in which the operating losses are utilized. The Company is not currently under examination by any tax jurisdictions, but tax years 2019 through 2022 remain open to examination.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. As of December 31, 2022 and 2021, the Company has recorded no unrecognized tax benefits.
The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
A U.S. shareholder is subject to tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. Under GAAP, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has previously elected to account for GILTI as a period cost in the year the tax is incurred.
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s software development expenditures were capitalized and amortized for income tax purposes.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Beginning in the year ended December 31, 2022, the Company’s contributions to the plan equal 100% of participant contributions up to 1% of the employee’s eligible compensation, and 50% of participant contributions above 1% and up to 6% of the employee’s eligible compensation. The Company made $2.4 million in employer contributions to the plan during the year ended December 31, 2022. The Company did not make any employer contributions to the plan during the year ended December 31, 2021.
The Company also engages in a required pension plan in the United Kingdom. As of December 31, 2022 and December 31, 2021, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(70,765)	$(24,344)
Less accretion of redeemable convertible preferred stock	—	(56)
Loss applicable to common stockholders basic and diluted	(70,765)	(24,400)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,753	33,208
Net loss per share attributable to ordinary stockholders, basic and diluted	$(1.20)	$(0.73)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2022	2021
Stock options	1,272	2,581
Unvested restricted stock awards	163	263
Unvested restricted stock units	2,985	469
Total	4,420	3,313
14. Related-Party Transactions
In October 2018, the Company loaned an officer of the Company $0.2 million, bearing interest at 2.83% per annum for the purpose of exercising stock options. The outstanding amount due under the note was repaid in June 2021.
15. Subsequent Events
On January 19, 2023, the Company committed to a plan to reduce its workforce by approximately 62 employees, representing approximately 9% of the Company’s current global workforce (the “Plan”). The Plan was based on cost-reduction initiatives intended to reduce the Company’s cost structure and accelerate its path to profitability. The Company estimates that it will incur restructuring charges of approximately $0.9 million to $1.1 million in connection with the Plan, consisting of cash expenditures primarily for employee severance and other termination benefits.

On January 24, 2023, the Company granted a total of 0.8 million RSUs to employees pursuant to the 2021 Plan. The fair value of the RSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The Company expects to recognize aggregate stock-based compensation expense of $5.6 million related to the RSUs over a weighted-average requisite service period of approximately 1.04 years.

On January 31, 2023, 0.1 million shares of common stock were purchased under the ESPP at a weighted average price of $7.06 per share, resulting in cash proceeds of $0.9 million.

On February 6, 2023, the Company granted a total of 1.8 million RSUs and PSUs to employees pursuant to the 2021 Plan. The fair value of the RSU and PSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The Company expects to recognize aggregate stock-based compensation expense of $15.2 million related to the RSUs and PSUs over a weighted-average requisite service period of approximately 3.30 years.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
On February 22, 2023, in connection with the effectiveness of new SEC rules regarding universal proxy cards and certain recent changes to the Delaware General Corporation Law, or the DGCL, our Board of Directors approved and adopted, effective immediately, the amended and restated bylaws, which we refer to as the Amended Bylaws. Among other things, the amendments effected by the Amended Bylaws:
•Update provisions regarding (i) the availability of the list of stockholders entitled to vote at a meeting of stockholders and (ii) the manner in which a meeting of stockholders may be adjourned without having to provide additional notice, in each case to reflect recent amendments to the DGCL; and
•Update procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submission of stockholder proposals (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Exchange Act made in connection with annual and special meetings of stockholders, including, without limitation, as follows:
◦Requiring a stockholder submitting a nomination notice to make a representation as to whether such stockholder intends (i) to deliver, or make available, a proxy statement and/or form of proxy to at least the percentage of our voting shares required to approve or adopt the proposal to elect the nominee, (ii) otherwise to solicit proxies or votes from stockholders in support of such nomination, and/or (iii) to solicit proxies in support of its proposed nominees in accordance with and as required by Rule 14a-19 under the Exchange Act (“Rule 14a-19”); and
◦Providing that if the stockholder provides notice pursuant to Rule 14a-19 with respect to a proposed nominee and subsequently (i) fails to comply with requirements of Rule 14a-19 or (ii) fails to inform us that they no longer plan to solicit proxies in accordance with the requirements of Rule 14a-19, we will disregard the nomination of the proposed nominee.
The preceding description of the changes contained in the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended Bylaws, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 3.2 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10 (other than as set forth below) will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders, or the 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated by reference.
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
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our 2023 Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our 2023 Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our 2023 Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our 2023 Proxy Statement and is incorporated by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2*	Amended and Restated Bylaws of Registrant.
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2	Description of Securities.	10-K	001-40624	4.2	February 25, 2022
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6+	Amended and Restated Employment Agreement by and between the Registrant and Kiwi Camara.	10-Q	001-40624	10.5	November 10, 2021
10.7+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Andrew Shimek.	10-Q	001-40624	10.8	November 10, 2021
10.9+	Amended and Restated Employment Agreement by and between the Registrant and Keith Zoellner.	10-Q	001-40624	10.9	November 10, 2021
10.10+	Non-Employee Director Compensation Policy.	10-Q	001-40624	10.1	May 13, 2022
10.11+	Forms of Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	10-Q	001-40624	10.2	May 13, 2022
10.12+	Performance Bonus Plan.	10-Q	001-40624	10.3	May 13, 2022
10.13+	CEO Performance Award (included on Appendix A of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders filed on May 31, 2022).	DEF 14A	001-40624	N/A	May 31, 2022
10.14+†	Sublease Agreement, dated May 23, 2022, by and between the Registrant and Workrise Technologies, Inc.	10-Q	001-40624	10.1	August 12, 2022
10.15+	Transition and Separation Agreement by and between the Registrant and Andrew Shimek.	10-Q	001-40624	10.1	November 10, 2022
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CS DISCO, INC.

Date: February 24, 2023	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kiwi Camara and Michael S. Lafair, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kiwi Camara	Chief Executive Officer and Director	February 24, 2023
Kiwi Camara	(Principal Executive Officer)

/s/ Michael S. Lafair	Executive Vice President, Chief Financial Officer	February 24, 2023
Michael S. Lafair	(Principal Financial and Accounting Officer)

/s/ Krishna Srinivasan	Chair of the Board of Directors and Director	February 24, 2023
Krishna Srinivasan

/s/ Tyson Baber	Director	February 24, 2023
Tyson Baber

/s/ Susan L. Blount	Director	February 24, 2023
Susan L. Blount

/s/ Colette Pierce Burnette	Director	February 24, 2023
Colette Pierce Burnette

/s/ Aaron Clark	Director	February 24, 2023
Aaron Clark

/s/ Robert P. Goodman	Director	February 24, 2023
Robert P. Goodman

/s/ Scott Hill	Director	February 24, 2023
Scott Hill

/s/ James Offerdahl	Director	February 24, 2023
James Offerdahl