Form 10-Q
period 2023-03-31
CS Disco, Inc.
filed 2023-05-10
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2023, the registrant had 59,651,092 shares of common stock, $0.005 par value per share, outstanding.

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
•the impact of fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures;
•the effects of global events, such as the COVID-19 pandemic, including variants of COVID-19, or other public health crises and the Russia-Ukraine war, on our business and the global economy;
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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$187,635	$203,244
Accounts receivable, net	23,851	22,720
Other current assets	4,880	5,576
Total current assets	216,366	231,540
Property and equipment, net	7,795	7,507
Operating lease right-of-use assets	9,606	9,824
Intangible assets, net	891	962
Goodwill	5,898	5,898
Other assets	721	591
Total assets	$241,277	$256,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,545	$8,485
Accrued expenses	3,696	4,705
Accrued salary and benefits	3,952	3,536
Deferred revenue	4,169	4,100
Operating leases	1,981	1,902
Finance leases	40	39
Total current liabilities	20,383	22,767
Operating leases, non-current	8,449	8,770
Finance leases, non-current	189	199
Other liabilities	458	950
Total liabilities	29,479	32,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 59,639 and 59,190 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	299	296
Additional paid-in capital	430,093	421,569
Accumulated deficit	(218,594)	(198,229)
Total stockholders’ equity	211,798	223,636
Total liabilities and stockholders’ equity	$241,277	$256,322

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$33,129	$34,468
Cost of revenue	8,277	8,969
Gross profit	24,852	25,499
Operating expenses:
Research and development	15,772	12,318
Sales and marketing	19,060	16,419
General and administrative	12,300	8,519
Total operating expenses	47,132	37,256
Loss from operations	(22,280)	(11,757)
Other income (expense)
Interest and other income	1,947	30
Interest and other expense	8	(93)
Loss from operations before income taxes	(20,325)	(11,820)
Income tax provision	(40)	(29)
Net loss attributable to common stockholders	$(20,365)	$(11,849)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.20)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,410	57,972

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	220	1	259	—	260
Repurchase of common stock related to net share settlement	(2)	—	(15)	—	(15)
Vesting of restricted stock units	112	1	(1)	—	—
Issuance of common stock under the Employee Stock Purchase Plan	132	1	931	—	932
RSAs cancelled	(13)	—	—	—	—
Stock compensation expense	—	—	7,350	—	7,350
Net loss	—	—	—	(20,365)	(20,365)
Balance at March 31, 2023	59,639	$299	$430,093	$(218,594)	$211,798

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	409	2	969	—	971
Repurchase of common stock related to net share settlement	(6)	—	(233)	—	(233)
Vesting of restricted stock units	14	—	—	—	—
Stock compensation expense	—	—	3,265	—	3,265
Net loss	—	—	—	(11,849)	(11,849)
Balance at March 31, 2022	58,427	$293	$399,851	$(139,313)	$260,831

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(20,365)	$(11,849)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	952	455
Stock-based compensation	7,224	3,206
Charge to allowance for credit losses	831	180
Non-cash operating lease costs	218	255
Changes in operating assets and liabilities:
Accounts receivable	(1,963)	(4,370)
Other current assets	676	965
Other long-term assets	(124)	(39)
Accounts payable	(1,765)	2,773
Accrued expenses and other	(248)	(3,253)
Deferred revenue	69	556
Operating lease liabilities	(242)	(263)
Other liabilities	(15)	—
Net cash used in operating activities	(14,752)	(11,384)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(844)	(631)
Cash paid for acquisitions	(1,180)	(5,310)
Net cash used in investing activities	(2,024)	(5,941)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	—	(284)
Proceeds from exercise of stock options	260	970
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	932	—
Repurchase of common stock related to net share settlement	(15)	(233)
Principal payments on finance lease obligations	(10)	(29)
Net cash provided by financing activities	1,167	424
Net decrease in cash and cash equivalents:	(15,609)	(16,901)
Cash and cash equivalents at beginning of period	203,244	255,477
Cash and cash equivalents at end of period	$187,635	$238,576
Supplemental disclosure:
Cash paid for taxes	$125	$102
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$204	$244
Acquisition holdback	$—	$800
Contingent consideration related to acquisition	$753	$593

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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.
Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic and the Russia-Ukraine war, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangibles, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.9 million for the three months ended March 31, 2023 and $0.4 million has been written off and charged against the allowance for the three months ended March 31, 2023. Recoveries made by the Company were $0.1 million for the three months ended March 31, 2023. The allowance for credit losses related to accounts receivable was $1.9 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at March 31, 2023 and December 31, 2022.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the three months ended March 31, 2023 and the year ended December 31, 2022.
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
In connection with the Company’s acquisition of legal workflow solutions from Congruity360, LLC (“Congruity”) discussed in Note 8, “Acquisitions, Intangible Assets and Goodwill,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three months ended March 31, 2023 or 2022.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million over a period of 2.81 years. As of March 31, 2023, the Company has paid $0.4 million of contingent consideration and could be obligated to pay Congruity an additional $1.6 million in the aggregate over a remaining period of 1.71 years. As of March 31, 2023, the estimated fair value of the remaining contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.8 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
The fair value of the remaining contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflect management’s best estimate of future results, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant fluctuations in the fair value of contingent consideration based on actual results. The fair value of this contingent consideration will continue to be revalued on a quarterly basis. Changes in the fair value of the contingent consideration will be recorded as operating expense in the condensed consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2023 and December 31, 2022.
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
In the three months ended March 31, 2023 and 2022, usage-based revenue represented 88% and 90% of total revenue, respectively. In the three months ended March 31, 2023 and 2022, subscription revenue fees represented 12% and 10% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.1 million and $2.2 million of deferred revenue balance as of December 31, 2022 and 2021, respectively, the Company recognized $2.1 million and $1.3 million as revenue during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 the Company recorded $4.2 million and $4.1 million of current deferred revenue, respectively. The Company had nominal non-current deferred revenue as of March 31, 2023 and December 31, 2022.
Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $2.5 million and $2.0 million as of March 31, 2023 and December 31, 2022, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
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
As of March 31, 2023, the Company expects to recognize approximately $19.8 million of revenue from RPO. The Company expects to recognize revenue of approximately $12.2 million from these RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three months ended March 31, 2023 and 2022, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$5,355	$5,089
Capitalized internal-use software	7,537	6,707
Leasehold improvements	538	467
Furniture	1,185	1,185
Total property and equipment	14,615	13,448
Less: accumulated depreciation and amortization	(6,820)	(5,941)
Property and equipment, net	$7,795	$7,507
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.9 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
5. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the initial term expires on May 15, 2023. In February 2023, the Company entered into an amendment that extends the New York lease until May 31, 2024. As of March 31, 2023, the Company had one leased property classified as a “short-term” lease in London, United Kingdom. In accordance with Topic 842, leases with a term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. For operating leases other than the short-term lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.

Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of March 31, 2023
	Operating Leases	Finance Leases
Remainder of 2023	$1,834	$35
2024	2,231	47
2025	2,098	47
2026	2,162	47
2027	2,229	47
Thereafter	1,333	28
Total	$11,887	$251
As of March 31, 2023, the Company had no additional operating or finance leases with future commencement dates.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$30,611	$32,767
All other countries	2,518	1,701
Total revenue	$33,129	$34,468
Long-lived assets outside of the United States are not significant.
7. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. As of March 31, 2023, the remaining weighted average term was 5.14 years and 5.34 years for the operating leases and finance lease, respectively. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
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

8. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million that was paid in February 2023, and up to $2.0 million of contingent consideration. As of March 31, 2023, the estimated fair value of the remaining contingent consideration was $0.8 million. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of March 31, 2023 and December 31, 2022. No impairment of goodwill has been recorded to date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(199)	$701	5 years
Customer relationships	300	(110)	190	3 years
Total	$1,200	$(309)	$891
Intangible asset amortization expense was $0.1 million for the three months ended March 31, 2023. Intangible asset amortization expense was nominal for the three months ended March 31, 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$209
2024	280
2025	195
2026	180
2027	27
Total	$891
9. Restructuring Charges
The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, is recognized ratably over the future service period. The Company also records costs incurred with contract terminations associated with restructuring activities.
On January 19, 2023, the Company committed to a plan to reduce its global workforce by approximately 9%. In conjunction with the restructuring, the Company recorded restructuring charges of $1.0 million during the three months ended March 31, 2023. As of March 31, 2023, the Company had $0.1 million of restructuring activities recorded within accrued expenses in the condensed consolidated balance sheets. The Company did not incur any restructuring charges during the three months ended March 31, 2022.
10. Stock-Based Compensation
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2023, 6.8 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $7.2 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except per share amounts and years):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Granted	—	—
Exercised	(220)	1.18
Forfeited and cancelled	(41)	11.33
Options outstanding as of March 31, 2023	1,011	$8.06	5.63	$1,573
Options vested and exercisable at March 31, 2023	892	$7.04	5.36	$1,573
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $1.1 million and $12.5 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.9 million, which is expected to be recognized over a weighted average period of 1.59 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, 12,500 and 25,000 RSAs vested and were released from the Company’s right to repurchase, respectively. During the three months ended March 31, 2023, 12,500 RSAs were cancelled. During the three months ended March 31, 2022, no RSAs were cancelled.
As of March 31, 2023, the Company had $2.2 million of unrecognized stock-based compensation expense related to RSAs with a weighted average remaining requisite service period of 2.75 years.
Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years or one year, subject to the continuous service of the individual.
In February 2023 and March 2022, the Company granted PSUs for 0.9 million shares and 0.6 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs granted in 2022 had a one-year performance period based on a revenue goal for fiscal year 2022 that determined the total vestable shares. The PSUs granted in 2023 have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. For all PSUs, after the applicable performance period, one-third of the vestable shares vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares vest over a two-year service period. The Company did not achieve the performance goals for 2022 and, as a result, all of the PSUs granted in 2022 expired. As of March 31, 2023, none of the PSUs granted in 2023 have vested or settled.
The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands, except per share amounts):

	Number of shares	Weighted average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2022	2,985	$25.39	$18,864
Granted	2,539	8.16
Vested	(112)	33.04
Forfeited and cancelled	(752)	28.07
Unvested and outstanding as of March 31, 2023	4,660	$15.39	$30,942
As of March 31, 2023, there was an estimated $60.6 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. These costs will be recognized over a weighted average period of 1.92 years.
CEO Performance Award
On May 20, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a grant to Kiwi Camara, the Company’s Co-Founder and Chief Executive Officer, for a 10-year CEO performance award (the “CEO Performance Award”), the vesting of which is tied solely to achieving stock price milestones (“Milestone Prices”), subject to the approval of the Company’s stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 4,366,966 shares of the Company’s common stock, representing approximately 7.5% of the total outstanding shares of the Company’s common stock as of the grant date, and vests in six tranches. Each of the six tranches vests only if the Milestone Prices are met. The Milestone Prices are met when the average VWAP for any 90-calendar day period during the performance period is equal to or greater than such Milestone Price. “VWAP” means the quotient of (i) the sum of the Daily Total Dollar Volume for the designated period of trading days divided by (ii) the sum of the total trading volume of the Company’s common stock as reported on the primary U.S. exchange on which the Company’s common stock trades for the designated period of trading days, with trading days being the days on which the primary U.S. exchange on which the Company’s common stock trades is open for trading. “Daily Total Dollar Volume” means the product of (i) the closing sales price of the Company’s common stock on a given trading day multiplied by (ii) the corresponding day’s trading volume of the Company’s common stock, in each case as reported on the primary U.S. exchange on which the Company’s common stock trades. For the first tranche to vest, the Company must achieve a Milestone Price of $150 per share, and the next five tranches will only vest if the Company achieves higher Milestone Prices that increase in $150 per share increments up to a final Milestone Price of $900 per share. The exercise price per share subject to the CEO Performance Award is $32.00, which is the greater of (i) the IPO Price ($32.00 per share) and (ii) the closing sales price of the

Company’s common stock on the grant date. The grant date of May 25, 2022 was the date on which two full trading sessions elapsed after the filing of the preliminary proxy statement with the SEC. The CEO Performance Award was approved by the Company’s stockholders at the Annual Meeting held on July 12, 2022.
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
As of March 31, 2023, no Milestone Prices have been achieved. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $1.7 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had approximately $38.4 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award, which will be recognized over a weighted average period of 5.62 years.
Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. During the the three months ended March 31, 2023, the Company recognized total stock-based compensation expense related to the ESPP of $0.2 million and 131,954 shares of the Company’s common stock were purchased and distributed pursuant to the ESPP. No stock-based compensation expense was recognized for the ESPP during the three months ended March 31, 2022.
11. Income Taxes
The Company’s income tax expense was nominal for the three months ended March 31, 2023 and 2022. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.20)% and (0.25)% of the loss before income taxes for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.7 million in employer contributions to the plan during the three months ended March 31, 2023 and 2022.
The Company also engages in a required pension plan in the United Kingdom. As of March 31, 2023 and December 31, 2022, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss applicable to common stockholders basic and diluted	$(20,365)	$(11,849)
Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	59,410	57,972
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.34)	$(0.20)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of March 31,
	2023	2022
Stock options	1,011	1,898
Unvested restricted stock awards	138	238
Unvested restricted stock units	4,849	1,942
Total	5,998	4,078

14. Subsequent Events
On May 9, 2023, the Company committed to a plan to reduce its workforce by approximately 47 employees, representing approximately 8% of the Company’s global workforce, and 16 contractors (the “Plan”). The Plan was based on cost-reduction initiatives intended to reduce the Company’s cost structure and accelerate its path to profitability. The Company estimates that it will incur charges of approximately $1.6 million to $1.9 million in connection with the Plan, consisting of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2023. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 12% and 10% of our revenue for the three months ended March 31, 2023 and 2022, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our solution, our customers often increase usage of our solution to cover additional legal matters and adopt more of our offerings. As the amount of enterprise data in our solution increases, the strategic value and stickiness of our solution within an organization is enhanced.
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
As of March 31, 2023, we had $187.6 million of cash and cash equivalents. We generated revenue of $33.1 million and $34.5 million in the three months ended March 31, 2023 and 2022. Our net loss was $20.4 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively. We generated Adjusted EBITDA of $(13.0) million and $(7.8) million for the three months ended March 31, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures, as well as global events, such as the COVID-19 pandemic and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces applications and features that lawyers love. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work. Our future success is dependent on our ability to successfully develop, market and sell existing and new applications of our solution to both new and existing customers.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. To support this initiative, we are in process of expanding our global employee headcount to India. In the three months ended March 31, 2023, 8% of our revenue was generated by customers outside of the United States. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
In the three months ended March 31, 2023 and 2022, usage-based revenue represented 88% and 90% of total revenue, respectively. In the three months ended March 31, 2023 and 2022, subscription revenue fees represented 12% and 10% of the total revenue, respectively.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our solution. In the near term, we expect that our research and development expenses will decrease in absolute dollars, particularly as we expand our operations in other lower-cost international locations. Our research and development expenses may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. In the near term, we expect that our sales and marketing expenses will decrease in absolute dollars but will continue to be our largest operating expense for the foreseeable future. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. In the near term, we expect that our general and administrative expenses will remain relatively consistent with prior year in absolute dollars but may fluctuate as a percentage of total revenue from period to period.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$33,129	$34,468
Cost of revenue(1)	8,277	8,969
Gross profit	24,852	25,499
Operating expenses:
Research and development(1)(2)	15,772	12,318
Sales and marketing(1)(2)	19,060	16,419
General and administrative(1)(2)	12,300	8,519
Total operating expenses	47,132	37,256
Loss from operations	(22,280)	(11,757)
Other income (expense):
Interest and other income	1,947	30
Interest and other expense	8	(93)
Total other income (expense)	1,955	(63)
Loss before income taxes	(20,325)	(11,820)
Income tax provision	(40)	(29)
Net loss attributed to common stockholders	$(20,365)	$(11,849)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$231	$160
Research and development	2,190	1,427
Sales and marketing	1,391	821
General and administrative	3,412	798
Total	$7,224	$3,206
(2)Includes restructuring charges as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$509	$—
Sales and marketing	177	—
General and administrative	330	—
Total	$1,016	$—

	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	25	26
Gross profit	75	74
Operating expenses:
Research and development	48	36
Sales and marketing	58	48
General and administrative	37	25
Total operating expenses	142	108
Loss from operations	(67)	(34)
Other income (expense):
Interest and other income	6	*
Interest and other expense	*	*
Total other income (expense)	6	*
Loss before income taxes	(61)	(34)
Income tax provision	*	*
Net loss attributed to common stockholders	(61)%	(34)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$33,129	$34,468	$(1,339)	(4)%
Total revenue decreased by $1.3 million, or 4%, for the three months ended March 31, 2023 compared to the same period in 2022. Revenue related to new customers added since March 31, 2022 contributed $5.4 million, which was offset by a $6.7 million decrease in revenue from customers that existed as of March 31, 2022. The change in revenue from existing customers was driven by decreases in usage of our solution by several of our existing customers, primarily within managed review.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,277	$8,969	$(692)	(8)%
Percentage of revenue	25%	26%
Total cost of revenue decreased by $0.7 million, or 8%, for the three months ended March 31, 2023 compared to the same period in 2022. This change was primarily driven by a $1.2 million decrease in outsourced staffing vendor fees. This decrease was offset by a $0.2 million increase in amortization of internally developed software.
Operating Expenses
Research and Development

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$15,772	$12,318	$3,454	28%
Percentage of revenue	48%	36%
Research and development expenses increased by $3.5 million, or 28%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase of $3.1 million in personnel costs, including stock-based compensation, as a result of increased headcount, and $0.5 million in restructuring costs related to our January 2023 reduction in force.
Sales and Marketing

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$19,060	$16,419	$2,641	16%
Percentage of revenue	58%	48%
Sales and marketing expenses increased by $2.6 million, or 16%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily related to an additional $1.9 million in personnel costs, including stock-based compensation, as a result of increased headcount and variable compensation for our sales personnel. Marketing expense also increased $0.4 million and we incurred $0.3 million in restructuring costs related to our January 2023 reduction in force.
General and Administrative

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$12,300	$8,519	$3,781	44%
Percentage of revenue	37%	25%
General and administrative expenses increased by $3.8 million, or 44%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was primarily attributable to a $3.1 million increase in personnel costs, including stock-based compensation, as a result of increased headcount. We also incurred $0.3 million in restructuring costs related to our January 2023 reduction in force.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; restructuring charges; and one-time, non-recurring items, when applicable.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(20,365)	$(11,849)
Depreciation and amortization expense	952	455
Income tax provision	40	29
Interest and other, net	(1,955)	63
Stock-based compensation expense	7,224	3,206
Payroll tax expense on employee stock transactions	110	275
Restructuring charges	1,016	—
Adjusted EBITDA	$(12,978)	$(7,821)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our initial public offering of common stock (“IPO”) in July 2021, as well as borrowings under our former revolving credit facility. As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents, totaling $187.6 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the three months ended March 31, 2023 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic and the Russia-Ukraine war, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2023. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(14,752)	$(11,384)	$(3,368)	30%
Cash used in investing activities	(2,024)	(5,941)	3,917	(66)%
Cash provided by financing activities	1,167	424	743	175%
Net decrease in cash and cash equivalents	$(15,609)	$(16,901)	$1,292	(8)%
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
Net cash used in operating activities for the three months ended March 31, 2023 was $14.8 million, an increase of $3.4 million from net cash used in operating activities of $11.4 million for the three months ended March 31, 2022. The change in cash flow used in operations was primarily due to an increase in net loss of $8.5 million. Fluctuations in net loss are further explained in the “—Comparison of the Three Months Ended March 31, 2023 and 2022” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in cash used in operating activities was also due to a decrease in accounts payable and accrued expenses of $1.5 million related to the growth of our operating expenses as well as a $2.4 million increase in accounts receivable. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $4.0 million due to additional equity awards issued during the period with increased underlying share values, an increase in depreciation and amortization of $0.5 million due to additional fixed assets and internally developed software, and a decrease in other current assets of $0.3 million related to a decrease in prepaid expenses.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $2.0 million, a decrease of $3.9 million from net cash used in investing activities of $5.9 million for the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily related to a $4.1 million decrease in cash paid for the acquisition of legal workflow solutions from Congruity during the three months ended March 31, 2022. This was partially offset by an increase in purchases of property and equipment and the capitalization of internal-use software associated with additional features in our solution of $0.2 million to support the growth of our business.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $1.2 million, an increase of $0.7 million from net cash provided by financing activities of $0.4 million for the three months ended March 31, 2022. The change in cash flows was primarily related to net proceeds received from the issuance of common stock under the ESPP of $0.9 million. This increase was partially offset by a decrease in proceeds from exercises of stock options of $0.7 million due to decreased option exercise activity.
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
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants during the three months ended March 31, 2023.
We have also granted restricted stock awards, or RSAs and restricted stock units, or RSUs. Commencing in 2022, we granted performance-based restricted stock units, or PSUs. The PSUs vest on the satisfaction of both a service-based and performance-based condition. The performance-based condition is based on the achievement of revenue targets for the relative fiscal year. Each reporting period, we accrue stock-based compensation based on the assessed probability of achieving the revenue targets. Stock-based compensation related to RSAs, RSUs and PSUs is measured based on the fair value of the common stock on the grant date. Stock-based compensation is recognized in our condensed consolidated statements of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.
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
Interest Rate Risk
We had cash and cash equivalents of $187.6 million and $203.2 million as of March 31, 2023 and December 31, 2022, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Our business and results of operations may be materially adversely affected by the COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
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
We have experienced substantial growth in our business since inception. Our revenue was $33.1 million, $34.5 million, $135.2 million and $114.3 million for the three months ended March 31, 2023 and 2022 and the years ended December 31, 2022 and 2021, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our annual rate of revenue growth declined from 2021 to 2022. Even if our revenue continues to increase, our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $20.4 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively. We generated net losses of $70.8 million and $24.4 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $218.6 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, including our IPO in July 2021, and borrowings under our former credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. Weakness and volatility in the capital markets and the economy in general, including as a result of macroeconomic uncertainties and conditions and recent and potential future disruptions in access to bank deposits or lending commitments due to bank closures, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
In addition, existing customers may negotiate lower rates for their usage or other discounts on pricing in exchange for an agreement to retain, renew, expand their usage in the future or adopt new solutions. As a result, these customers may not reduce their usage of our solution, but the revenue we derive from that usage will decrease. If our customers reduce their usage of or do not continue to use our solution, our revenue and other results of operations will decline and our business will suffer.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2023, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.

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
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, inflation, rising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of the COVID-19 pandemic, rising inflation, interest rates, recent bank closures and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of the Russia-Ukraine war and the related political and economic response. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Our business and results of operations may be materially adversely affected by the COVID-19 pandemic, including variants of COVID-19, or other similar outbreaks or pandemics.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic, variants of COVID-19 or other similar outbreaks or pandemics. The COVID-19 outbreak adversely affected workforces, economies and financial markets globally. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we or our customers operate implemented significant measures, including lockdowns, closures, quarantines, travel bans and occupancy limits intended to control the spread of the virus, forcing court closures and causing general delays in litigation proceedings and the collection of enterprise data. Due to these factors, we experienced flat revenue growth in the second quarter of 2020 from the first quarter of 2020. While strict shelter-in-place, limitations on indoor occupancy and similar orders have been lifted, similar restrictions applicable to in-person operations may in the future be re-instituted in some jurisdictions as a result of potentially more contagious variants of the COVID-19 virus.
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
As of March 31, 2023, we had six U.S. granted patents and 11 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security and impose strict requirements for processing personal data, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s version of the GDPR or UK GDPR.
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
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were compromised, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, or material disruption of our operations.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, allowance for credit losses, fair value of financial instruments, capitalization and amortization of internal-use software development costs, valuation of stock-based compensation, valuation of acquisitions, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

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
Pursuant to Section 107 of the JOBS Act, an emerging growth company may elect to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of other emerging growth companies that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates.
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
•changes in the anticipated future size and growth rate of our market; and
•fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic and the Russia-Ukraine war.
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
In addition, there were 1.0 million shares of common stock issuable upon the exercise of options and 4.7 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of March 31, 2023. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or vesting and settlement of restricted stock units and performance-based restricted stock units, as well as other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of March 31, 2023, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 9, 2023, we committed to a plan to reduce our workforce by 47 employees, representing approximately 8% of our current global workforce, and 16 contractors (the “Plan”). The Plan was based on cost-reduction initiatives intended to reduce the Company’s cost structure and accelerate our path to profitability.
We estimate that we will incur charges of approximately $1.6 million to $1.9 million in connection with the Plan, consisting of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges.
We expect that the majority of these charges will be incurred in the second quarter of 2023. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual expenses may differ from such estimates.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	10-K	001-40624	3.2	February 24, 2023

10.1+*	Amended and Restated Employment Agreement by and between the Registrant and Kevin Smith.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

May 10, 2023	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)