Form 10-Q
period 2023-06-30
CS Disco, Inc.
filed 2023-08-09
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 60,138,215 shares of common stock, $0.005 par value per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$178,919	$203,244
Accounts receivable, net	24,577	22,720
Other current assets	3,717	5,576
Total current assets	207,213	231,540
Property and equipment, net	8,638	7,507
Operating lease right-of-use assets	9,124	9,824
Intangible assets, net	821	962
Goodwill	5,898	5,898
Other assets	721	591
Total assets	$232,415	$256,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,122	$8,485
Accrued expenses	4,386	4,705
Accrued salary and benefits	5,124	3,536
Deferred revenue	3,310	4,100
Operating leases	1,982	1,902
Finance leases	40	39
Total current liabilities	19,964	22,767
Operating leases, non-current	7,969	8,770
Finance leases, non-current	179	199
Other liabilities	424	950
Total liabilities	28,536	32,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 60,056 and 59,190 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	301	296
Additional paid-in capital	437,087	421,569
Accumulated deficit	(233,509)	(198,229)
Total stockholders’ equity	203,879	223,636
Total liabilities and stockholders’ equity	$232,415	$256,322

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$34,276	$33,710	$67,405	$68,178
Cost of revenue	9,039	8,489	17,316	17,458
Gross profit	25,237	25,221	50,089	50,720
Operating expenses:
Research and development	13,258	15,181	29,030	27,499
Sales and marketing	18,053	18,931	37,113	35,350
General and administrative	10,917	11,065	23,217	19,584
Total operating expenses	42,228	45,177	89,360	82,433
Loss from operations	(16,991)	(19,956)	(39,271)	(31,713)
Other income (expense)
Interest and other income	2,129	29	4,076	59
Interest and other expense	4	(200)	12	(293)
Loss from operations before income taxes	(14,858)	(20,127)	(35,183)	(31,947)
Income tax provision	(57)	(44)	(97)	(73)
Net loss attributable to common stockholders	$(14,915)	$(20,171)	$(35,280)	$(32,020)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.35)	$(0.59)	$(0.55)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,856	58,344	59,648	58,159

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	220	1	259	—	260
Repurchase of common stock related to net share settlement	(2)	—	(15)	—	(15)
Vesting of restricted stock units	112	1	(1)	—	—
Issuance of common stock under the Employee Stock Purchase Plan	132	1	931	—	932
RSAs cancelled	(13)	—	—	—	—
Stock compensation expense	—	—	7,350	—	7,350
Net loss	—	—	—	(20,365)	(20,365)
Balance at March 31, 2023	59,639	$299	$430,093	$(218,594)	$211,798
Exercise of stock options	17	—	23	—	23
Repurchase of common stock related to net share settlement	(3)	—	(23)	—	(23)
Vesting of restricted stock units	403	2	(2)	—	—
Stock compensation expense	—	—	6,996	—	6,996
Net loss	—	—	—	(14,915)	(14,915)
Balance at June 30, 2023	60,056	$301	$437,087	$(233,509)	$203,879

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	409	2	969	—	971
Repurchase of common stock related to net share settlement	(6)	—	(233)	—	(233)
Vesting of restricted stock units	14	—	—	—	—
Stock compensation expense	—	—	3,265	—	3,265
Net loss	—	—	—	(11,849)	(11,849)
Balance at March 31, 2022	58,427	$293	$399,851	$(139,313)	$260,831
Exercise of stock options	175	1	1,685	—	1,686
Repurchase of common stock related to net share settlement	(1)	—	(31)	—	(31)
Vesting of restricted stock units	61	—	—	—	—
Stock compensation expense	—	—	5,523	—	5,523
Net loss	—	—	—	(20,171)	(20,171)
Balance at June 30, 2022	58,662	$294	$407,028	$(159,484)	$247,838

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(35,280)	$(32,020)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,957	1,155
Stock-based compensation	14,092	8,728
Charge to allowance for credit losses	1,356	367
Loss (Gain) on disposal of long-lived assets	1	(1)
Unoccupied lease charges	—	798
Non-cash operating lease costs	699	513
Changes in operating assets and liabilities:
Accounts receivable	(3,214)	(3,935)
Other current assets	1,819	1,671
Other long-term assets	(124)	(387)
Accounts payable	(3,186)	2,966
Accrued expenses and other	1,616	(1,703)
Deferred revenue	(790)	211
Operating lease liabilities	(722)	(525)
Other liabilities	(30)	(16)
Net cash used in operating activities	(21,806)	(22,178)
Cash flow from investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(2,497)	(1,868)
Proceeds from disposal of equipment	1	—
Cash paid for acquisitions	(1,180)	(5,310)
Net cash used in investing activities	(3,676)	(7,178)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	—	(284)
Proceeds from exercise of stock options	283	2,656
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	932	—
Repurchase of common stock related to net share settlement	(38)	(264)
Principal payments on finance lease obligations	(20)	(42)
Net cash provided by financing activities	1,157	2,066
Net decrease in cash and cash equivalents:	(24,325)	(27,290)
Cash and cash equivalents at beginning of period	203,244	255,477
Cash and cash equivalents at end of period	$178,919	$228,187
Supplemental disclosure:
Cash paid for taxes	$430	$248
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$203	$920
Acquisition holdback	$—	$800
Contingent consideration related to acquisition	$753	$593

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
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.
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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.7 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.5 million has been written off and charged against the allowance for the three and six months ended June 30, 2023, respectively. Recoveries made by the Company were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The allowance for credit losses related to accounts receivable was $2.3 million and $1.5 million as of

June 30, 2023 and December 31, 2022, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at June 30, 2023 and December 31, 2022.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2023 and the year ended December 31, 2022.
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
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to recent debt issuances as well as publicly available data for instruments with similar characteristics when determining its incremental borrowing rates.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three and six months ended June 30, 2023 or 2022.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.4 million and $2.2 million for the three and six months ended June 30, 2023, respectively. Advertising expenses were $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million over a period of 2.81 years. As of June 30, 2023, the Company has paid $0.4 million of contingent consideration and could be obligated to pay Congruity an additional $1.6 million in the aggregate over a remaining period of 1.46 years. As of June 30, 2023, the estimated fair value of the remaining contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.8 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2023 and December 31, 2022.
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
In the three and six months ended June 30, 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three and six months ended June 30, 2023, subscription revenue fees represented 11% and 12% of total revenue, respectively. In the three and six months ended June 30, 2022, usage-based revenue represented 89% of total revenue. In the three and six months ended June 30, 2022, subscription revenue represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.1 million and $2.2 million of deferred revenue balance as of December 31, 2022 and 2021, respectively, the Company recognized $3.1 million and $1.8 million as revenue during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022 the Company recorded $3.3 million and $4.1 million of current deferred revenue, respectively. The Company had nominal non-current deferred revenue as of June 30, 2023 and December 31, 2022.

Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $3.2 million and $2.0 million as of June 30, 2023 and December 31, 2022, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
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
As of June 30, 2023, the Company expects to recognize approximately $18.6 million of revenue from RPO. The Company expects to recognize revenue of approximately $12.1 million from these RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and six months ended June 30, 2023 and 2022, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$5,327	$5,089
Capitalized internal-use software	8,782	6,707
Leasehold improvements	604	467
Furniture	1,185	1,185
Total property and equipment	15,898	13,448
Less: accumulated depreciation and amortization	(7,260)	(5,941)
Property and equipment, net	$8,638	$7,507
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2023 respectively. Depreciation and amortization expense was approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2022, respectively.
5. Leases
The Company leases office space under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the term expires on July 31, 2028, and pursuant to the lease in New York, the term expires on May 31, 2024. For each lease, the Company recognizes a right-of-use-asset and lease liability in accordance with Topic 842. The asset and liability are then amortized as payments are made.

Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2023
	Operating Leases	Finance Leases
Remainder of 2023	$1,226	$23
2024	2,231	47
2025	2,098	47
2026	2,162	47
2027	2,229	47
Thereafter	1,333	28
Total	$11,279	$239
As of June 30, 2023, the Company had no additional operating or finance leases with future commencement dates.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$31,556	$31,169	$62,167	$63,936
All other countries	2,720	2,541	5,238	4,242
Total revenue	$34,276	$33,710	$67,405	$68,178
Long-lived assets outside of the United States are not significant.
7. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. As of June 30, 2023, the remaining weighted average term was 4.93 years and 5.09 years for the operating leases and finance lease, respectively. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
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

8. Acquisitions, Intangible Assets and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million that was paid in February 2023, and up to $2.0 million of contingent consideration. As of June 30, 2023, the estimated fair value of the remaining contingent consideration was $0.8 million. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of June 30, 2023 and December 31, 2022. No impairment of goodwill has been recorded to date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
Intangible Assets
Intangible assets, net consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(244)	$656	5 years
Customer relationships	300	(135)	165	3 years
Total	$1,200	$(379)	$821
Intangible asset amortization expense was $0.1 million for the three and six months ended June 30, 2023 and 2022. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$139
2024	280
2025	195
2026	180
2027	27
Total	$821
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with these reductions, the Company recorded restructuring charges of $1.6 million and $2.6 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company had $0.1 million of restructuring activities recorded within accrued expenses in the condensed consolidated balance sheets. The Company did not incur any restructuring charges during the three and six months ended June 30, 2022.
10. Stock-Based Compensation
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2023, 7.4 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $14.1 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except per share amounts and years):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Granted	—	—
Exercised	(237)	1.19
Forfeited and cancelled	(81)	12.51
Options outstanding as of June 30, 2023	954	$7.95	5.18	$1,879
Options vested and exercisable at June 30, 2023	879	$7.24	4.97	$1,879
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $1.2 million and $16.0 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.6 million, which is expected to be recognized over a weighted average period of 1.42 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022,

25,000 and 50,000 RSAs vested and were released from the Company’s right to repurchase, respectively. During the six months ended June 30, 2023, 12,500 RSAs were cancelled. During the six months ended June 30, 2022, no RSAs were cancelled.
As of June 30, 2023, the Company had $2.0 million of unrecognized stock-based compensation expense related to RSAs with a weighted average remaining requisite service period of 2.50 years.
Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years or one year, subject to the continuous service of the individual.
In February 2023 and March 2022, the Company granted PSUs for 0.9 million shares and 0.6 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs granted in 2022 had a one-year performance period based on a revenue goal for fiscal year 2022 that determined the total vestable shares. The PSUs granted in 2023 have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. For all PSUs, after the applicable performance period, one-third of the vestable shares vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares vest over a two-year service period. The Company did not achieve the performance goals for 2022 and, as a result, all of the PSUs granted in 2022 expired. As of June 30, 2023, none of the PSUs granted in 2023 have vested or settled and 0.2 million of the PSUs granted in 2023 were cancelled.
The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands, except per share amounts):

	Number of shares	Weighted average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2022	2,985	$25.39	$18,864
Granted	2,644	8.14
Vested	(515)	20.14
Forfeited and cancelled	(1,462)	21.82
Unvested and outstanding as of June 30, 2023	3,652	$15.06	$30,023
As of June 30, 2023, there was an estimated $46.7 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. These costs will be recognized over a weighted average period of 1.35 years.
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
As of June 30, 2023, no Milestone Prices have been achieved. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $3.5 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had approximately $36.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award, which will be recognized over a weighted average period of 5.37 years.
Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. During the six months ended June 30, 2023, the Company recognized total stock-based compensation expense related to the ESPP of $0.3 million and 131,954 shares of the Company’s common stock were purchased and distributed pursuant to the ESPP. No stock-based compensation expense was recognized for the ESPP during the six months ended June 30, 2022.
11. Income Taxes
The Company’s income tax expense was $0.1 million for the three and six months ended June 30, 2023 and was nominal for the three and six months ended June 30, 2022. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.38)% and (0.22)% of the loss before income taxes for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was (0.28)% and (0.23)% of the loss before income taxes for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.5 million and $1.2 million in employer contributions to the plan during the three and six months ended June 30, 2023, respectively. The Company made $0.6 million and $1.3 million in employer contributions to the plan during the three and six months ended June 30, 2022, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of June 30, 2023 and December 31, 2022, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders basic and diluted	$(14,915)	$(20,171)	$(35,280)	$(32,020)
Weighted average shares used in computing net loss per share attributable to common shareholders, basic and diluted	59,856	58,344	59,648	58,159
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.25)	$(0.35)	$(0.59)	$(0.55)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2023	2022
Stock options	954	1,692
Unvested restricted stock awards	125	213
Unvested restricted stock units, including performance-based restricted stock units	3,652	1,925
Total	4,731	3,830

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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 12% of our revenue for the three and six months ended June 30, 2023, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
Our go-to-market strategy is focused on acquiring new customers and driving continued use and increased usage of our solution for existing customers. We primarily sell through a direct sales force, which is organized based on the stages of our sales motion. Our sales organization is primarily segmented into sales development representatives, field sales, inside sales and our customer success team. In addition, our solution is designed such that customers can grant access to third parties, including law firms and other legal service providers, to use our applications on the customers’ behalf. This access facilitates widespread adoption of our solution, as these law firms and other legal service providers often become customers on their own or recommend our solution to other legal industry participants after realizing the benefits of working on our solution. Likewise, if a law firm is our customer, the law firm may add users from its clients’ legal departments to our solution in order to collaborate with them. These users may then become champions and encourage the companies they work for to become customers.
As of June 30, 2023, we had $178.9 million of cash and cash equivalents. We generated revenue of $34.3 million and $33.7 million in the three months ended June 30, 2023 and 2022, respectively, and $67.4 million and $68.2 million in the six months ended June 30, 2023 and 2022, respectively. Our net loss was $14.9 million and $20.2 million for the three months ended June 30, 2023 and 2022, respectively, and $35.3 million and $32.0 million for the six months ended June 30, 2023 and 2022, respectively. We generated Adjusted EBITDA of $(7.4) million and $(12.4) million for the three months ended June 30, 2023 and 2022, respectively, and $(20.4) million and $(20.2) million for the six months ended June 30, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and six months ended June 30, 2023, 8% of our revenue was generated by customers outside of the United States. We are in process of expanding our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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

In the three months ended June 30, 2023 and 2022, usage-based revenue represented 89% of total revenue, and subscription revenue fees represented 11% of the total revenue. In the six months ended June 30, 2023 and 2022, usage-based revenue represented 88% and 89% of total revenue, respectively. In the six months ended June 30, 2023 and 2022, subscription revenue fees represented 12% and 11% of the total revenue, respectively.
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
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. In the near term, we expect that our general and administrative expenses will decrease in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$34,276	$33,710	$67,405	$68,178
Cost of revenue(1)	9,039	8,489	17,316	17,458
Gross profit	25,237	25,221	50,089	50,720
Operating expenses:
Research and development(1)(2)	13,258	15,181	29,030	27,499
Sales and marketing(1)(2)	18,053	18,931	37,113	35,350
General and administrative(1)(2)	10,917	11,065	23,217	19,584
Total operating expenses	42,228	45,177	89,360	82,433
Loss from operations	(16,991)	(19,956)	(39,271)	(31,713)
Other income (expense):
Interest and other income	2,129	29	4,076	59
Interest and other expense	4	(200)	12	(293)
Total other income (expense)	2,133	(171)	4,088	(234)
Loss before income taxes	(14,858)	(20,127)	(35,183)	(31,947)
Income tax provision	(57)	(44)	(97)	(73)
Net loss attributed to common stockholders	$(14,915)	$(20,171)	$(35,280)	$(32,020)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$271	$234	$502	$394
Research and development	1,729	2,073	3,919	3,500
Sales and marketing	1,360	1,380	2,751	2,201
General and administrative	3,508	1,835	6,920	2,633
Total	$6,868	$5,522	$14,092	$8,728

(2)Includes restructuring charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,001	$—	$1,510	$—
Sales and marketing	471	—	648	—
General and administrative	102	—	432	—
Total	$1,574	$—	$2,590	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	26	26
Gross profit	74	75	74	74
Operating expenses:
Research and development	39	45	43	40
Sales and marketing	53	56	55	52
General and administrative	32	33	34	29
Total operating expenses	123	134	133	121
Loss from operations	(50)	(59)	(58)	(47)
Other income (expense):
Interest and other income	6	*	6	*
Interest and other expense	*	(1)	*	*
Total other income (expense)	6	(1)	6	*
Loss before income taxes	(43)	(60)	(52)	(47)
Income tax provision	*	*	*	*
Net loss attributed to common stockholders	(44)%	(60)%	(52)%	(47)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$34,276	$33,710	$566	2%
Total revenue increased by $0.6 million, or 2%, for the three months ended June 30, 2023 compared to the same period in 2022. Revenue related to new customers added since June 30, 2022 contributed $5.2 million, which was offset by a $4.7 million decrease in revenue from customers that existed as of June 30, 2022. The change in revenue from existing customers was driven by decreases in usage of our solution by several of our existing customers.

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$9,039	$8,489	$550	6%
Percentage of revenue	26%	25%
Total cost of revenue increased by $0.6 million, or 6%, for the three months ended June 30, 2023 compared to the same period in 2022. This change was primarily driven by a $0.5 million increase in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$13,258	$15,181	$(1,923)	(13)%
Percentage of revenue	39%	45%
Research and development expenses decreased by $1.9 million, or 13%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease of $1.8 million in personnel costs, including stock-based compensation, as a result of decreased headcount, and a $1.0 million increase in capitalization of internal-use software. These decreases in research and development expense were partially offset by $1.0 million of restructuring costs related to our May 2023 reduction in force.
Sales and Marketing

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$18,053	$18,931	$(878)	(5)%
Percentage of revenue	53%	56%
Sales and marketing expenses decreased by $0.9 million, or 5%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily related to a reduction of $1.1 million in personnel costs, including stock-based compensation, and a $0.7 million decrease in professional services as a result of decreased headcount of our sales personnel. These decreases were partially offset by a $0.6 million increase in marketing expense and $0.5 million in restructuring costs related to our May 2023 reduction in force.
General and Administrative

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$10,917	$11,065	$(148)	(1)%
Percentage of revenue	32%	33%
General and administrative expenses decreased by $0.1 million, or 1%, for the three months ended June 30, 2023 compared to the same period in 2022. This decrease was primarily attributable to $0.8 million of unoccupied lease charges incurred in 2022 related to the opening of our new headquarters in Austin, Texas as well as $0.4 million of professional services related to issuance costs for the CEO Performance Award granted in 2022. Additionally, corporate insurance costs decreased $0.2 million. These decreases were partially offset by a $1.4 million increase in personnel costs, including stock-based compensation, as a result of increased headcount.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$67,405	$68,178	$(773)	(1)%
Total revenue decreased by $0.8 million, or 1%, for the six months ended June 30, 2023 compared to the same period in 2022. Revenue related to new customers added since June 30, 2022 contributed $9.4 million, which was offset by a $10.2 million decrease in revenue from customers that existed as of June 30, 2022. The change in revenue from existing customers was driven by decreases in usage of our solution by several of our existing customers, primarily within managed review.
Cost of Revenue

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$17,316	$17,458	$(142)	(1)%
Percentage of revenue	26%	26%
Total cost of revenue decreased by $0.1 million, or 1%, for the six months ended June 30, 2023 compared to the same period in 2022. This change was primarily driven by a $0.7 million decrease in outsourced staffing vendor fees. This decrease was partially offset by a $0.3 million increase in amortization of internally developed software.
Operating Expenses
Research and Development

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$29,030	$27,499	$1,531	6%
Percentage of revenue	43%	40%
Research and development expenses increased by $1.5 million, or 6%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by an increase of $1.2 million in personnel costs, including stock-based compensation, as a result of increased headcount in the first quarter of 2023 compared to the first quarter of 2022. Additionally, we incurred $1.5 million in restructuring costs related to our reductions in force in January and May 2023. These increases were partially offset by a $1.3 million increase in the capitalization of internal-use software.

Sales and Marketing

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$37,113	$35,350	$1,763	5%
Percentage of revenue	55%	52%
Sales and marketing expenses increased by $1.8 million, or 5%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily related to an additional $0.8 million in personnel costs, including stock-based compensation, as a result of increased headcount in the first quarter of 2023 compared to the first quarter of 2022 and variable compensation for our sales personnel. Marketing expense also increased $1.0 million and we incurred $0.8 million in restructuring costs related to our reductions in force in January and May 2023. These increases were partially offset by a $1.0 million decrease in professional services expense.
General and Administrative

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$23,217	$19,584	$3,633	19%
Percentage of revenue	34%	29%
General and administrative expenses increased by $3.6 million, or 19%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily attributable to a $4.6 million increase in personnel costs, including stock-based compensation, as a result of increased headcount. We also incurred $0.4 million in restructuring costs related to our reductions in force in January and May 2023. These increases were partially offset by $0.8 million of unoccupied lease charges incurred in 2022 related to the opening of our new headquarters in Austin, Texas as well as $0.4 million of professional services related to issuance costs for the CEO Performance Award granted in 2022. Additionally, corporate insurance costs decreased $0.4 million.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; CEO Performance Award issuance expense; unoccupied lease expense; restructuring charges; and other one-time, non-recurring items, when applicable.
Adjusted EBITDA is a financial measure that is not required by or presented in accordance with GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business and evaluating our operating performance, as well as for internal planning and forecasting purposes.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(14,915)	$(20,171)	$(35,280)	$(32,020)
Depreciation and amortization expense	1,005	700	1,957	1,155
Income tax provision	57	44	97	73
Interest and other, net	(2,133)	171	(4,088)	234
Stock-based compensation expense	6,868	5,522	14,092	8,728
Payroll tax expense on employee stock transactions	134	135	244	409
CEO Performance Award issuance expense	—	386	—	386
Unoccupied lease expense	—	798	—	798
Restructuring charges	1,574	—	2,590	—
Adjusted EBITDA	$(7,410)	$(12,415)	$(20,388)	$(20,237)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our initial public offering of common stock (“IPO”) in July 2021, as well as borrowings under our former revolving credit facility. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents, totaling $178.9 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the six months ended June 30, 2023 from the material cash requirements disclosed in our Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(21,806)	$(22,178)	$372	(2)%
Cash used in investing activities	(3,676)	(7,178)	3,502	(49)%
Cash provided by financing activities	1,157	2,066	(909)	(44)%
Net decrease in cash and cash equivalents	$(24,325)	$(27,290)	$2,965	(11)%
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
Net cash used in operating activities for the six months ended June 30, 2023 was $21.8 million, a decrease of $0.4 million from net cash used in operating activities of $22.2 million for the six months ended June 30, 2022. The change in cash flow used in operations was primarily due to an increase in net loss of $3.3 million. Fluctuations in net loss are further explained in the “—Comparison of the Six Months Ended June 30, 2023 and 2022” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in cash used in operating activities was also due to a decrease in accounts payable and accrued expenses of $2.8 million related to the growth of our operating expenses, a $0.7 million increase in accounts receivable as well as a $1.0 million decrease in deferred revenue as performance obligations are satisfied. These increases in cash used in operating activities were partially offset by an increase in stock-based compensation of $5.4 million due to additional equity awards issued during the period and an increase in depreciation and amortization of $0.8 million due to additional fixed assets and internally developed software.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $3.7 million, a decrease of $3.5 million from net cash used in investing activities of $7.2 million for the six months ended June 30, 2022. The decrease in cash used in investing activities was primarily related to a $4.1 million decrease in cash paid for the acquisition of legal workflow solutions from Congruity during the six months ended June 30, 2022. This was partially offset by an increase in purchases of property and equipment and the capitalization of internal-use software associated with additional features in our solution of $0.6 million to support the growth of our business.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $1.2 million, a decrease of $0.9 million from net cash provided by financing activities of $2.1 million for the six months ended June 30, 2022. The change in cash flows was primarily related to a decrease in proceeds from exercises of stock options of $2.4 million due to decreased option exercise activity. This decrease was partially offset by net proceeds received from the issuance of common stock under the ESPP of $0.9 million.
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
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants during the six months ended June 30, 2023.
We have also granted restricted stock awards, or RSAs, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The performance-based conditions are based on the achievement of specified revenue, Adjusted EBITDA and non-qualitative business-related performance criteria. Each reporting period, we accrue stock-based compensation based on the assessed probability of achieving the performance targets. Stock-based compensation related to RSAs, RSUs and PSUs is measured based on the fair value of the common stock on the grant date. Stock-based compensation is recognized in our condensed consolidated statements of operations over the period the recipient is required to perform services in exchange for the award, which is generally the vesting period.
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
Interest Rate Risk
We had cash and cash equivalents of $178.9 million and $203.2 million as of June 30, 2023 and December 31, 2022, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, namely, British pound, Canadian dollar and India rupee. Our subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiary’s financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations and comprehensive loss. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced substantial growth in our business since inception. Our revenue was $67.4 million, $68.2 million, $135.2 million and $114.3 million for the six months ended June 30, 2023 and 2022 and the years ended December 31, 2022 and 2021, respectively. We have also experienced significant growth in headcount, our number of customers, usage and amount of data delivered across our solution. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Our annual rate of revenue growth declined from 2021 to 2022. Even if our revenue continues to increase, our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $35.3 million and $32.0 million for the six months ended June 30, 2023 and 2022, respectively. We generated net losses of $70.8 million and $24.4 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $233.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and six months ended June 30, 2023, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. In addition, we have established subsidiaries in Canada, India, and the United Kingdom. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.

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
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, changes in inflation, rising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of the COVID-19 pandemic, changes in inflation, interest rates, recent bank closures and other macroeconomic pressures in the United States and the global economy, as well as the impact of the Russia-Ukraine war and the related political and economic response. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of June 30, 2023, we had seven U.S. granted patents and 14 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security and impose strict requirements for processing personal data, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s version of the GDPR, or UK GDPR.
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
We use AI in our operations, products and services, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
We use AI, including generative AI and large language models, in our operations, products and services, which could adversely affect our financial condition, results or reputation. The use of AI, and especially generative AI, is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if these technologies become a more important part of our operations, products and services over time.
AI may be difficult to deploy successfully, for example, because of the data or compute resources required to train or use AI. AI used in our operations, products, or services may produce biased, inaccurate or otherwise flawed results, and we or our customers may take action based on these flawed results. We may rely on third parties for development or access to AI systems that we incorporate into our operations, products or services. If these third-party AI systems become less effective, or if our access to these systems is limited or rationed, for example, due to excess demand, this may limit our ability to use AI in our operations, products or services. Additionally, limitations in the supply of hardware, such as GPUs or AI chips, may limit our ability to use AI or may cause our suppliers to limit or refuse access to AI systems run by them, which may limit our ability to use AI in our operations, products or services. Any or all of the issues described in this risk factor may cause customers or potential customers to be skeptical of our use of AI or to limit their use of AI, which may impair our ability to effectively compete in the market. We may be subject to legal liability as a result of the data used to train the AI systems that we use or if the AI we use does not perform as intended. Emerging ethical issues surround the use of AI. If our use of AI becomes controversial, we may be subject to reputational risk. Our or our customers' use of AI may result in disclosure of confidential company and customer data, reputational harm, privacy law violations, legal liability or other novel and urgent cybersecurity risks.
As a result of these challenges, we may not be able to successfully integrate AI into our operations, products or services to the extent or at the pace we desire despite spending significant time and financial resources trying to do so. Our investments in AI may be substantial and may be more expensive than anticipated. Our competitors may be more successful than we are at incorporating AI into their operations, products or services, which may impair our ability to effectively compete in the market.
Legal or regulatory regimes related to AI in different jurisdictions around the world may require us to modify our use of AI in ways that are expensive or that limit the effectiveness of our AI systems. Additionally, laws and regulations related to AI may change quickly or may be different or contradictory across different jurisdictions, which may increase the cost of operating in these jurisdictions and developing and maintaining our AI systems. For example, several jurisdictions, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. Other jurisdictions may decide to adopt similar or more restrictive laws or regulations over time.
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
We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies make our common stock less attractive to investors.
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

In addition, there were 1.0 million shares of common stock issuable upon the exercise of options and 3.7 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of June 30, 2023. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or vesting and settlement of restricted stock units and performance-based restricted stock units, as well as other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of June 30, 2023, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

CS DISCO, INC.

August 9, 2023	By:	/s/ Kiwi Camara
	Name:	Kiwi Camara
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)