Form 10-Q
period 2023-09-30
CS Disco, Inc.
filed 2023-11-09
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 60,627,445 shares of common stock, $0.005 par value per share, outstanding.

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
•the effects of global events, such as the COVID-19 pandemic, including variants of COVID-19, or other public health crises, the Russia-Ukraine war and the Israel-Hamas war on our business and the global economy;
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

Unless the context otherwise requires, the terms “DISCO,” “the Company,” “we,” “our,” “us” or similar references in this Quarterly Report on Form 10-Q refer to CS Disco, Inc. and its subsidiaries.

Part I - Financial Information
Item 1. Financial Statements
CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$157,652	$203,244
Accounts receivable, net	27,103	22,720
Other current assets	6,292	5,576
Total current assets	191,047	231,540
Property and equipment, net	9,182	7,507
Operating lease right-of-use assets	8,637	9,824
Primary law intangible asset, net	14,000	—
Other intangible assets, net	751	962
Goodwill	5,898	5,898
Other assets	730	591
Total assets	$230,245	$256,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,485	$8,485
Accrued expenses	4,161	4,705
Accrued salary and benefits	5,526	3,536
Deferred revenue	2,966	4,100
Operating leases	1,905	1,902
Finance leases	40	39
Total current liabilities	21,083	22,767
Operating leases, non-current	7,560	8,770
Finance leases, non-current	169	199
Other liabilities	389	950
Total liabilities	29,201	32,686
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 60,619 and 59,190 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	304	296
Additional paid-in capital	435,279	421,569
Accumulated deficit	(234,539)	(198,229)
Total stockholders’ equity	201,044	223,636
Total liabilities and stockholders’ equity	$230,245	$256,322

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$34,943	$34,475	$102,348	$102,653
Cost of revenue	8,939	8,634	26,255	26,092
Gross profit	26,004	25,841	76,093	76,561
Operating expenses:
Research and development	12,065	15,694	41,095	43,193
Sales and marketing	16,708	19,311	53,821	54,661
General and administrative	128	10,906	23,345	30,490
Total operating expenses	28,901	45,911	118,261	128,344
Loss from operations	(2,897)	(20,070)	(42,168)	(51,783)
Other income (expense)
Interest and other income	2,191	364	6,267	423
Interest and other expense	(260)	(314)	(248)	(607)
Loss from operations before income taxes	(966)	(20,020)	(36,149)	(51,967)
Income tax provision	(64)	(38)	(161)	(110)
Net loss attributable to common stockholders	$(1,030)	$(20,058)	$(36,310)	$(52,077)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.34)	$(0.61)	$(0.89)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,350	58,641	59,896	58,322

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	220	1	259	—	260
Repurchase of common stock related to net share settlement	(2)	—	(15)	—	(15)
Vesting of restricted stock units	112	1	(1)	—	—
Issuance of common stock under the Employee Stock Purchase Plan	132	1	931	—	932
RSAs cancelled	(13)	—	—	—	—
Stock compensation expense	—	—	7,350	—	7,350
Net loss	—	—	—	(20,365)	(20,365)
Balance at March 31, 2023	59,639	$299	$430,093	$(218,594)	$211,798
Exercise of stock options	17	—	23	—	23
Repurchase of common stock related to net share settlement	(3)	—	(23)	—	(23)
Vesting of restricted stock units	403	2	(2)	—	—
Stock compensation expense	—	—	6,996	—	6,996
Net loss	—	—	—	(14,915)	(14,915)
Balance at June 30, 2023	60,056	$301	$437,087	$(233,509)	$203,879
Exercise of stock options	44	—	231	—	231
Repurchase of common stock related to net share settlement	(3)	—	(26)	—	(26)
Vesting of restricted stock units	450	2	(2)	—	—
Issuance of common stock under the Employee Stock Purchase Plan	72	1	526	—	527
Stock compensation expense	—	—	(2,537)	—	(2,537)
Net loss	—	—	—	(1,030)	(1,030)
Balance at September 30, 2023	60,619	$304	$435,279	$(234,539)	$201,044

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

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(36,310)	$(52,077)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	3,011	2,079
Stock-based compensation	11,211	14,393
Charge to allowance for credit losses	1,801	853
Loss (Gain) on disposal of long-lived assets	1	(1)
Unoccupied lease charges	—	1,127
Non-cash operating lease costs	1,187	983
Changes in operating assets and liabilities:
Accounts receivable	(6,184)	(2,317)
Other current assets	(775)	(1,831)
Other long-term assets	(124)	(387)
Accounts payable	(1,928)	2,058
Accrued expenses and other	1,791	(1,474)
Deferred revenue	(1,134)	261
Operating lease liabilities	(1,207)	(469)
Other liabilities	(46)	149
Net cash used in operating activities	(28,706)	(36,653)
Cash flow from investing activities:
Purchases of property, equipment, and capitalized internal-use software development costs	(3,587)	(3,727)
Purchase of primary law intangible asset	(14,000)	—
Proceeds from disposal of equipment	1	—
Cash paid for acquisitions	(1,180)	(5,310)
Net cash used in investing activities	(18,766)	(9,037)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	—	(284)
Proceeds from exercise of stock options	514	3,923
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	1,459	—
Repurchase of common stock related to net share settlement	(64)	(264)
Principal payments on finance lease obligations	(29)	(40)
Net cash provided by financing activities	1,880	3,335
Net decrease in cash and cash equivalents:	(45,592)	(42,355)
Cash and cash equivalents at beginning of period	203,244	255,477
Cash and cash equivalents at end of period	$157,652	$213,122
Supplemental disclosure:
Cash paid for taxes	$500	$280
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$307	$105
Acquisition holdback	$—	$800
Contingent consideration related to acquisition	$753	$593

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
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.
Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic, the Russia-Ukraine war and the Israel-Hamas war have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.
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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.7 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.8 million has been written off and charged against the allowance for the three and nine months ended September 30, 2023, respectively. Recoveries made by the Company were $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. The allowance for credit losses related to accounts receivable was $2.6 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at September 30, 2023 and December 31, 2022.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2023 and the year ended December 31, 2022.
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
In connection with the Company’s acquisition of legal workflow solutions from Congruity360, LLC (“Congruity”) discussed in Note 8, “Acquisitions and Goodwill,” and Note 9 “Intangible Assets,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities in the condensed consolidated balance sheets. Finance lease assets are included in property and equipment, net and finance lease liabilities are presented in current and long-term liabilities on the condensed consolidated balance sheets.
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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three and nine months ended September 30, 2023 or 2022.
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
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $2.0 million and $4.2 million for the three and nine months ended September 30, 2023, respectively. Advertising expenses were $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the Company’s customers’ use of its solution. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of the Company’s solution. Personnel costs include salaries, benefits, bonuses, stock-based compensation and allocated overhead costs.
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

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant in accordance with FASB Accounting Standards Codification (“ASC”) 718 Compensation - Stock Compensation. The fair value of restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits to government authorities. The Company relieves the sales tax payable balances from the condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow solutions from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million over a period of 2.81 years. As of September 30, 2023, the Company has paid $0.4 million of contingent consideration and could be obligated to pay Congruity an additional $1.6 million in the aggregate over a remaining period of 1.21 years. As of September 30, 2023, the estimated fair value of the remaining contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.8 million. The short-term and long-term portions of this amount are recorded in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2023 and December 31, 2022.
3. Revenue Recognition
Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to over the term of the agreement, when control of the Company’s solution is transferred to customers.

The Company recognizes revenue through the following five-step framework in accordance with ASC 606, Revenue from Contracts with Customers:
(1)    Identification of the contract, or contracts, with the customer;
(2)    Identification of performance obligations in the contract;
(3)    Determination of the transaction price;
(4)    Allocation of the transaction price to the performance obligations in the contract;
(5)    Recognition of revenue when, or as, the Company satisfies a performance obligation.
A performance obligation is a promise in a contract to transfer a distinct solution to the customer. The Company identifies performance obligations in its contracts with customers, which primarily include usage-based and subscription contracts. Usage-based contracts include fees based on usage of the Company’s platform or professional services, incurred on a time and materials basis, while subscription contracts represent the purchase of a committed data volume on the Company’s platform over a period of time. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. For contracts that include multiple performance obligations, the transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized over time as performance obligations are satisfied. Variable consideration is evaluated on a contract-by-contract basis, and a constraint is applied using the facts and circumstances of the contract when applicable. On a limited basis, the Company enters into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. The Company does not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized have been immaterial to date.
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
Nature of Contractual Arrangements
The Company’s revenue-generating activities directly relate to the sale and support of its legal solution within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription. Usage-based revenue is generated from contracts that are typically billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the life of the contract.
In the three and nine months ended September 30, 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three and nine months ended September 30, 2023, subscription revenue fees represented 11% and 12% of total revenue, respectively. In the three and nine months ended September 30, 2022, usage-based revenue represented 89% of total revenue. In the three and nine months ended September 30, 2022, subscription revenue represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.1 million and $2.2 million of deferred revenue balance as of December 31, 2022 and 2021, respectively, the Company recognized $3.9 million and $2.1 million as revenue during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022 the Company recorded $3.0 million and $4.1 million of current deferred revenue, respectively. The Company had nominal non-current deferred revenue as of September 30, 2023 and December 31, 2022.

Contract Assets
Contract assets represent revenue recognized for contracts that have not yet been invoiced to customers, but are billed in arrears and for which the Company has an unconditional right to payment. Total contract assets were $3.0 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.
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
As of September 30, 2023, the Company expects to recognize approximately $17.5 million of revenue from RPO. The Company expects to recognize revenue of approximately $12.1 million from these RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and nine months ended September 30, 2023 and 2022, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts, as well as the expected period of benefit.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$5,553	$5,089
Capitalized internal-use software	9,781	6,707
Leasehold improvements	910	467
Furniture	1,195	1,185
Total property and equipment	17,439	13,448
Less: accumulated depreciation and amortization	(8,257)	(5,941)
Property and equipment, net	$9,182	$7,507
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Internal-Use Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense was approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2023 respectively. Depreciation and amortization expense was approximately $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.
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

Future minimum payments required under operating leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of September 30, 2023
	Operating Leases	Finance Leases
Remainder of 2023	$618	$12
2024	2,231	47
2025	2,098	47
2026	2,162	47
2027	2,229	47
Thereafter	1,333	28
Total	$10,671	$228
As of September 30, 2023, the Company had no additional operating or finance leases with future commencement dates.
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$32,173	$32,163	$94,339	$96,099
All other countries	2,770	2,312	8,009	6,554
Total revenue	$34,943	$34,475	$102,348	$102,653
Long-lived assets outside of the United States are not significant.
7. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. As of September 30, 2023, the remaining weighted average term was 4.72 years and 4.84 years for the operating leases and finance lease, respectively. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper.
On November 3, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in New York Supreme Court, County of New York, alleging violations under Sections 11 and

12(a)(2) of the Securities Act of 1933. The complaint alleges that the Company made false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, rescission, equitable and injunctive relief, and other relief as the court may deem just and proper.
8. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow solutions from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million that was paid in February 2023, and up to $2.0 million of contingent consideration. As of September 30, 2023, the estimated fair value of the remaining contingent consideration was $0.8 million. The legal workflow solutions expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of September 30, 2023 and December 31, 2022. No impairment of goodwill has been recorded to date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
9. Intangible Assets
Primary Law
During the three months ended September 30, 2023, the Company executed a five-year $14.0 million licensing agreement with Fastcase, Inc., whereby the Company received a perpetual license of Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipates integrating primary law into its solution to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. Fastcase will provide the Company with regular data updates during the initial term. After the initial term, the Company will have an option to renew the agreement for an additional five-year term, following which the Company will then have the option to renew the agreement for an unlimited number of successive one-year renewal periods. The Agreement will continue to automatically renew until terminated by either party with 60 days’ notice. During all renewal periods, Fastcase will continue to provide regular data updates. In accordance with ASC 350, Intangible— Goodwill and Other, the data obtained is classified as an intangible asset. The Company will begin recognizing amortization of the intangible asset, over a useful life of 10 years, once the asset is available for its intended use.

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(289)	$611	5 years
Customer relationships	300	(160)	140	3 years
Total	$1,200	$(449)	$751
Intangible asset amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2023	$69
2024	280
2025	195
2026	180
2027	27
Total	$751
10. Restructuring Charges
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with these reductions, the Company recorded restructuring charges of $2.6 million during the nine months ended September 30, 2023. The Company did not incur any restructuring charges during the three months ended September 30, 2023. As of September 30, 2023, the Company had nominal restructuring activities recorded within accrued expenses in the condensed consolidated balance sheets. The Company did not incur any restructuring charges during the three and nine months ended September 30, 2022.
11. Stock-Based Compensation
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2023, 7.7 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $11.2 million and $14.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except per share amounts and years):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Granted	—	—
Exercised	(281)	1.83
Forfeited and cancelled	(111)	13.93
Options outstanding as of September 30, 2023	880	$7.74	3.07	$1,371
Options vested and exercisable at September 30, 2023	830	$7.19	2.84	$1,371
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $1.4 million and $19.6 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.4 million, which is expected to be recognized over a weighted average period of 1.25 years.
Restricted Stock Awards
The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, 37,500 and 75,000 RSAs vested and were released from the Company’s right to repurchase, respectively. During the nine months ended September 30, 2023, 12,500 RSAs were cancelled. During the nine months ended September 30, 2022, no RSAs were cancelled.
As of September 30, 2023, the Company had $1.8 million of unrecognized stock-based compensation expense related to RSAs with a weighted average remaining requisite service period of 2.25 years.
Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally four years or one year, subject to the continuous service of the individual.
In February 2023 and March 2022, the Company granted PSUs for 0.9 million shares and 0.6 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs granted in 2023 have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. The PSUs granted in 2022 had a one-year performance period based on a revenue goal for fiscal year 2022 that determined the total vestable shares. For all PSUs, after the applicable performance period, one-third of the vestable shares vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares vest over a two-year service period. The Company did not achieve the performance goals for 2022 and, as a result, all of the PSUs granted in 2022 expired. As of September 30, 2023, none of the PSUs granted in 2023 have vested or settled and 0.2 million of the PSUs granted in 2023 were cancelled.

The following table summarizes the RSU activity under the 2021 Plan, including the PSUs (in thousands, except per share amounts):

	Number of shares	Weighted average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2022	2,985	$25.39	$18,864
Granted	2,994	8.29
Vested	(965)	17.44
Forfeited and cancelled	(1,995)	20.01
Unvested and outstanding as of September 30, 2023	3,019	$14.53	$20,044
As of September 30, 2023, there was an estimated $35.9 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. These costs will be recognized over a weighted average period of 1.47 years.
CEO Performance Award
On May 20, 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a grant to Kiwi Camara, the Company’s Co-Founder and who was then serving as Chief Executive Officer, for a 10-year CEO performance award (the “CEO Performance Award”), the vesting of which was tied solely to achieving stock price milestones (“Milestone Prices”), subject to the approval of the Company’s stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award consisted of a 10-year option to purchase an aggregate of 4,366,966 shares of the Company’s common stock, representing approximately 7.5% of the total outstanding shares of the Company’s common stock as of the grant date, and vested in six tranches. Each of the six tranches vested only if the Milestone Prices are met. The Milestone Prices were met when the average VWAP for any 90-calendar day period during the performance period was equal to or greater than such Milestone Price. “VWAP” means the quotient of (i) the sum of the Daily Total Dollar Volume for the designated period of trading days divided by (ii) the sum of the total trading volume of the Company’s common stock as reported on the primary U.S. exchange on which the Company’s common stock trades for the designated period of trading days, with trading days being the days on which the primary U.S. exchange on which the Company’s common stock trades is open for trading. “Daily Total Dollar Volume” means the product of (i) the closing sales price of the Company’s common stock on a given trading day multiplied by (ii) the corresponding day’s trading volume of the Company’s common stock, in each case as reported on the primary U.S. exchange on which the Company’s common stock trades. For the first tranche to vest, the Company must have achieved a Milestone Price of $150 per share, and the next five tranches would only vest if the Company achieved higher Milestone Prices that increase in $150 per share increments up to a final Milestone Price of $900 per share. The exercise price per share subject to the CEO Performance Award was $32.00, which was the greater of (i) the IPO Price ($32.00 per share) and (ii) the closing sales price of the Company’s common stock on the grant date. The grant date of May 25, 2022 was the date on which two full trading sessions elapsed after the filing of the preliminary proxy statement with the SEC. The CEO Performance Award was approved by the Company’s stockholders at the Annual Meeting held on July 12, 2022.
Recognition of stock-based compensation expense of all the tranches commenced on the date of grant and was recognized ratably over the expected vesting period of each respective tranche. If the related Milestone Price were achieved earlier than its expected achievement period, then the stock-based compensation expense for that vesting tranche would have been accelerated and recorded in the period in which the associated Milestone Price is achieved. The Milestone Price requirement was considered a market condition under ASC 718. The Company estimated the grant date fair value of the CEO Performance Award using Monte Carlo simulations based on the key assumptions for estimating the fair value of the award at the date of grant including volatility of the Company’s common stock price, post-vesting exercise behavior and the derived service period.

On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the company reversed the total $7.7 million in previously recognized stock-based compensation expense in the third quarter of 2023, which is the period the termination and cancellation occurred.
Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. During the nine months ended September 30, 2023, the Company recognized total stock-based compensation expense related to the ESPP of $0.4 million and 204,371 shares of the Company’s common stock were purchased and distributed pursuant to the ESPP. The Company recognized $0.2 million of stock-based compensation expense for the ESPP during the nine months ended September 30, 2022.
12. Income Taxes
The Company’s income tax expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. The Company’s income tax expense was nominal for the three months ended September 30, 2022 and was $0.1 million for the nine months ended September 30, 2022. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (6.63)% and (0.19)% of the loss before income taxes for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was (0.45)% and (0.21)% of the loss before income taxes for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes and changes in the valuation allowance.
13. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.7 million and $1.9 million in employer contributions to the plan during the three and nine months ended September 30, 2023, respectively. The Company made $0.6 million and $1.9 million in employer contributions to the plan during the three and nine months ended September 30, 2022, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of September 30, 2023 and December 31, 2022, the liability under this plan was immaterial.
14. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders basic and diluted	$(1,030)	$(20,058)	$(36,310)	$(52,077)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,350	58,641	59,896	58,322
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.34)	$(0.61)	$(0.89)

The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2023	2022
Stock options	880	1,405
Unvested restricted stock awards	113	188
Unvested restricted stock units, including performance-based restricted stock units	3,019	2,676
Total	4,012	4,269

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
We generate substantially all of our revenue from our customers’ actual usage of our solution. Customers generally do not commit to purchase a specific amount of usage on our solution and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 12% of our revenue for the three and nine months ended September 30, 2023, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of September 30, 2023, we had $157.7 million of cash and cash equivalents. We generated revenue of $34.9 million and $34.5 million in the three months ended September 30, 2023 and 2022, respectively, and $102.3 million and $102.7 million in the nine months ended September 30, 2023 and 2022, respectively. Our net loss was $1.0 million and $20.1 million for the three months ended September 30, 2023 and 2022, respectively, and $36.3 million and $52.1 million for the nine months ended September 30, 2023 and 2022, respectively. We generated Adjusted EBITDA of $(4.5) million and $(13.1) million for the three months ended September 30, 2023 and 2022, respectively, and $(24.9) million and $(33.3) million for the nine months ended September 30, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures, as well as global events, such as the COVID-19 pandemic, the Russia-Ukraine war and the Israel-Hamas war have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces applications and features that lawyers love. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features that lawyers love and introducing new applications to address more areas of legal work, such as our ediscovery chatbot, Cecilia, which is in beta testing and we anticipate releasing in the fourth quarter of 2023 in the U.S., and access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. Our future success is dependent on our ability to successfully develop, market and sell existing and new applications of our solution to both new and existing customers.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt an integrated, easy-to-use solution like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated solution will enable us to efficiently acquire new customers across all channels. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our solution and expand, retain and motivate our sales and marketing personnel.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and nine months ended September 30, 2023, 8% of our revenue was generated by customers outside of the United States. We are in process of expanding our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. For example, our ediscovery chatbot, Cecilia, is in beta testing and we anticipate releasing it in the fourth quarter of 2023 in the U.S., and we intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
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
Key Components of Statement of Operations
Revenue
All of our revenue-generating activities directly relate to the sale and support of our legal solution within a single operating segment. We have two primary types of contractual arrangements: usage-based and subscription. Our usage-based revenue is derived from contracts under which customers are typically billed monthly based on their usage of our offerings. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Revenue received from usage amounts above the fixed data volume in our subscription contracts is considered usage-based revenue.
In the three months ended September 30, 2023 and 2022, usage-based revenue represented 89% of total revenue, and subscription revenue fees represented 11% of the total revenue. In the nine months ended September 30, 2023 and 2022, usage-based revenue represented 88% and 89% of total revenue, respectively. In the nine months ended September 30, 2023 and 2022, subscription revenue fees represented 12% and 11% of the total revenue, respectively.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our solution. Cost of revenue also includes outsourced staffing costs, amortization of internal-use software and personnel costs from employees involved in the delivery of our solution. Personnel costs include salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. We intend to continue to invest additional resources in our infrastructure to expand the capability of our solution and ensure that our customers are realizing the full benefit of our solution. The level, timing and relative investment in our cloud infrastructure could affect our cost of revenue in the future. Additionally, cost of revenue in future periods could be impacted by changes in outsourced staffing costs and amortization associated with capitalized internal-use software costs.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our solution. In the near term, we expect that our research and development expenses will increase in absolute dollars but may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
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
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. In the near term, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$34,943	$34,475	$102,348	$102,653
Cost of revenue(1)	8,939	8,634	26,255	26,092
Gross profit	26,004	25,841	76,093	76,561
Operating expenses:
Research and development(1)(2)	12,065	15,694	41,095	43,193
Sales and marketing(1)(2)	16,708	19,311	53,821	54,661
General and administrative(1)(2)	128	10,906	23,345	30,490
Total operating expenses	28,901	45,911	118,261	128,344
Loss from operations	(2,897)	(20,070)	(42,168)	(51,783)
Other income (expense):
Interest and other income	2,191	364	6,267	423
Interest and other expense	(260)	(314)	(248)	(607)
Total other income (expense)	1,931	50	6,019	(184)
Loss before income taxes	(966)	(20,020)	(36,149)	(51,967)
Income tax provision	(64)	(38)	(161)	(110)
Net loss attributed to common stockholders	$(1,030)	$(20,058)	$(36,310)	$(52,077)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$270	$274	$772	$668
Research and development	2,001	1,916	5,920	5,416
Sales and marketing	1,277	753	4,028	2,954
General and administrative	(6,429)	2,722	491	5,355
Total	$(2,881)	$5,665	$11,211	$14,393

(2)Includes restructuring charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$—	$—	$1,510	$—
Sales and marketing	—	—	648	—
General and administrative	—	—	432	—
Total	$—	$—	$2,590	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	26	25
Gross profit	74	75	74	75
Operating expenses:
Research and development	35	46	40	42
Sales and marketing	48	56	53	53
General and administrative	*	32	23	30
Total operating expenses	83	133	116	125
Loss from operations	(8)	(58)	(41)	(50)
Other income (expense):
Interest and other income	6	1	6	*
Interest and other expense	(1)	(1)	*	(1)
Total other income (expense)	6	*	6	*
Loss before income taxes	(3)	(58)	(35)	(51)
Income tax provision	*	*	*	*
Net loss attributed to common stockholders	(3)%	(58)%	(35)%	(51)%
_______________
*Less than 0.5% of revenue.
**Columns may not add up to 100% due to rounding.
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$34,943	$34,475	$468	1%
Total revenue increased by $0.5 million, or 1%, for the three months ended September 30, 2023 compared to the same period in 2022. Revenue related to new customers added since September 30, 2022 contributed $5.8 million, which was partially offset by a $5.3 million decrease in revenue from customers that existed as of September 30, 2022. The change in revenue from existing customers was driven by decreases in usage of our solution by several of our existing customers.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,939	$8,634	$305	4%
Percentage of revenue	26%	25%
Total cost of revenue increased by $0.3 million, or 4%, for the three months ended September 30, 2023 compared to the same period in 2022. This change was primarily driven by a $0.1 million increase in outsourced staffing vendors fees and a $0.1 million increase in amortization of internally developed software.
Operating Expenses
Research and Development

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$12,065	$15,694	$(3,629)	(23)%
Percentage of revenue	35%	46%
Research and development expenses decreased by $3.6 million, or 23%, for the three months ended September 30, 2023 compared to the same period in 2022. The change was primarily due to a decrease of $3.4 million in personnel costs, including stock-based compensation, as a result of decreased headcount, and a $0.2 million increase in capitalization of internal-use software.
Sales and Marketing

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$16,708	$19,311	$(2,603)	(13)%
Percentage of revenue	48%	56%
Sales and marketing expenses decreased by $2.6 million, or 13%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily related to a reduction of $3.1 million in personnel costs, including stock-based compensation, and a $0.3 million decrease in software expense as a result of decreased headcount. These decreases were partially offset by a $1.1 million increase in marketing expense.
General and Administrative

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$128	$10,906	$(10,778)	(99)%
Percentage of revenue	0%	32%
General and administrative expenses decreased by $10.8 million, or 99%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily attributable to a $9.6 million reduction in personnel costs, including stock-based compensation, including a $7.7 million reversal of stock-based compensation costs related to the cancelled CEO Performance Award. In addition, the decrease also included $0.3 million of unoccupied lease charges incurred in 2022 related to the opening of our new headquarters in Austin, Texas. Additionally, corporate insurance costs decreased $0.2 million.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$102,348	$102,653	$(305)	0%
Total revenue decreased by $0.3 million, or 0.3%, for the nine months ended September 30, 2023 compared to the same period in 2022. Revenue related to new customers added since September 30, 2022 contributed $12.7 million, which was offset by a $13.1 million decrease in revenue from customers that existed as of September 30, 2022. The change in revenue from existing customers was driven by decreases in usage of our solution by several of our existing customers, primarily within managed review.
Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$26,255	$26,092	$163	1%
Percentage of revenue	26%	25%
Total cost of revenue increased by $0.2 million, or 1%, for the nine months ended September 30, 2023 compared to the same period in 2022. This change was primarily driven by a $0.3 million increase in amortization of internally developed software and a $0.4 million increase in salary and benefits costs related to additional headcount. This increase was partially offset by a $0.6 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$41,095	$43,193	$(2,098)	(5)%
Percentage of revenue	40%	42%
Research and development expenses decreased by $2.1 million, or 5%, for the nine months ended September 30, 2023 compared to the same period in 2022. The change was primarily driven by a $2.1 million reduction in personnel costs, including stock-based compensation, as a result of decreased headcount. Additionally, capitalization of internal-use software increased $0.9 million. Travel and entertainment costs also decreased $0.2 million. These decreases are partially offset by $1.5 million in restructuring costs related to our reductions in force in January and May 2023.

Sales and Marketing

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$53,821	$54,661	$(840)	(2)%
Percentage of revenue	53%	53%
Sales and marketing expenses decreased by $0.8 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily related to a $2.2 million reduction in personnel costs, including stock-based compensation, as a result of decreased headcount. Additionally, professional services expense decreased $1.1 million and travel and entertainment expenses decreased $0.2 million. These decreases were offset by a $2.1 million increase in marketing expense and $0.8 million in restructuring costs related to our reductions in force in January and May 2023.
General and Administrative

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$23,345	$30,490	$(7,145)	(23)%
Percentage of revenue	23%	30%
General and administrative expenses decreased by $7.1 million, or 23%, for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily attributable to a reduction of $5.0 million in personnel costs, including the $7.7 million reversal of stock-based compensation related to the cancelled CEO Performance Award. Had the CEO Performance Award not been cancelled, personnel costs would have increased $2.7 million as a result of increased headcount. The decrease is also attributable to the $1.3 million in unoccupied lease charges and moving expenses incurred in 2022 related to the opening of our new headquarters in Austin, Texas, as well as the $0.4 million in issuance costs related to the CEO Performance Award granted in 2022. Further, corporate insurance costs decreased $0.6 million. These decreases were offset by $0.2 million in restructuring costs related to our reductions in force in January and May 2023.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(1,030)	$(20,058)	$(36,310)	$(52,077)
Depreciation and amortization expense	1,054	924	3,011	2,079
Income tax provision	64	38	161	110
Interest and other, net	(1,931)	(50)	(6,019)	184
Stock-based compensation expense	(2,881)	5,665	11,211	14,393
Payroll tax expense on employee stock transactions	175	87	419	497
CEO Performance Award issuance expense	—	—	—	386
Unoccupied lease expense	—	329	—	1,127
Restructuring charges	—	—	2,590	—
Adjusted EBITDA	$(4,549)	$(13,065)	$(24,937)	$(33,301)
Liquidity and Capital Resources
We have financed operations since our inception primarily through customer payments and net proceeds from sales of equity securities, including our initial public offering of common stock (“IPO”) in July 2021, as well as borrowings under our former revolving credit facility. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents, totaling $157.7 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the nine months ended September 30, 2023 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our solution, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our solution. Although fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic, the Russia-Ukraine war and the Israel-Hamas war have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2023. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(28,706)	$(36,653)	$7,947	(22)%
Cash used in investing activities	(18,766)	(9,037)	(9,729)	108%
Cash provided by financing activities	1,880	3,335	(1,455)	(44)%
Net decrease in cash and cash equivalents	$(45,592)	$(42,355)	$(3,237)	8%
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
Net cash used in operating activities for the nine months ended September 30, 2023 was $28.7 million, a decrease of $7.9 million from net cash used in operating activities of $36.7 million for the nine months ended September 30, 2022. The decrease in cash used in operating activities was primarily caused by the decrease in the net loss of $15.8 million. Fluctuations in net loss are further explained in the “—Comparison of the Nine Months Ended September 30, 2023 and 2022” section included elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease in cash used in operating activities was also due to a decrease of $1.1 million in other current assets due to a decrease in prepaid expenses, and a $0.9 million increase in depreciation and amortization expense. These decreases in cash used in operating activities were partially offset by a $3.9 million increase in accounts receivable related to lower collections of outstanding balances, a decrease in accounts payable and accrued expenses of $0.7 million related to the growth of our operating expenses, as well as a $1.4 million decrease in deferred revenue as performance obligations are satisfied, and a decrease in stock-based compensation of $3.2 million primarily related to the cancellation of the CEO Performance Award.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $18.8 million, an increase of $9.7 million from net cash used in investing activities of $9.0 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily related to purchase of the primary law intangible asset of $14.0 million to support new features in our solution. The increase is offset by a $4.1 million decrease in cash paid for the acquisition of legal workflow solutions from Congruity during the nine months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.9 million, a decrease of $1.5 million from net cash provided by financing activities of $3.3 million for the nine months ended September 30, 2022. The change in cash flows was primarily related to a decrease in proceeds from exercises of stock options of $3.4 million due to decreased option exercise activity. This decrease was partially offset by net proceeds received from the issuance of common stock under the ESPP of $1.5 million.
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
Our performance obligations consist of usage-based and subscription contracts. Our usage-based revenue is generated from contracts that are typically billed on a monthly basis based on actual usage. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Usage amounts above the minimum data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis with revenue recognized on a ratable basis over the contractual term. On a limited basis, we enter into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. We do not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized have been immaterial to date.
In general, we satisfy the majority of our performance obligations over time as we transfer the promised solution to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances and our remaining performance obligations. These evaluations involve uncertainty because they may require significant judgment that could affect the timing and amount of revenue recognized. Usage-based revenue is recognized monthly based on actual usage and subscription revenue is recognized on a ratable basis over the contractual term.
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

Determining the fair value of stock-based awards at the grant date requires judgment. On May 20, 2022, the Compensation Committee approved the CEO Performance Award to Kiwi Camara, subject to approval of our stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award was a 10-year nonstatutory stock option, the vesting of which was tied solely to achieving stock price milestones. The milestone price requirement is considered a market condition under ASC 718. The grant date fair value of the CEO Performance Award was estimated using Monte Carlo simulations based on the following key assumptions:
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
If any assumptions used in the Monte Carlo simulations change significantly, stock-based compensation expense may differ. We did not make any stock option grants during the nine months ended September 30, 2023.
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
Interest Rate Risk
We had cash and cash equivalents of $157.7 million and $203.2 million as of September 30, 2023 and December 31, 2022, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenue and expenses are denominated in other currencies, namely, British pound, Canadian dollar and India rupee. Our subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiary’s financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our condensed consolidated statements of operations and comprehensive loss. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper.

On November 3, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in New York Supreme Court, County of New York, alleging violations under Sections 11 and 12(a)(2) of the Securities Act of 1933. The complaint alleges that the Company made false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, rescission, equitable and injunctive relief, and other relief as the court may deem just and proper.
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
Risk Factors Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•Our substantial growth since inception may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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

•If we cannot improve and maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.
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
Risks Related to Our Growth and Capital Requirements
Our substantial growth since inception may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage and amount of data delivered across our solution since inception. Our revenue was $102.3 million, $102.7 million, $135.2 million and $114.3 million for the nine months ended September 30, 2023 and 2022 and the years ended December 31, 2022 and 2021, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased from 2021 to 2022, our rate of revenue growth has declined from prior periods. Even if our revenue continues to increase, our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our solution, changes in personnel, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•acquisitions or strategic investments;
•international expansion; and
•general administration, including the legal and accounting expenses associated with being a public company.
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $36.3 million and $52.1 million for the nine months ended September 30, 2023 and 2022, respectively. We generated net losses of $70.8 million and $24.4 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $234.5 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and further develop our solution, including expanding the functionality of our solution, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our solution. Customers are charged in part based on their usage of our solution. If our customers do not increase their usage of our solution, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our solution at any time. Customers may terminate or reduce their use of our solution for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our solution relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, changes in the type and size of our customers, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our solution, changes in personnel, competitive conditions and general economic conditions. In addition, even if our customers expand their usage of our solution, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
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
Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and developing and selling additional offerings to our existing customers. The rate at which our customers purchase our solution from us depends on a number of factors, including our ability to develop additional features for our solution and the quality of such applications, general economic conditions and pricing and services offered by our competitors. For example, we are developing a new ediscovery chatbot, Cecilia, which is currently in beta testing and we anticipate releasing in the fourth quarter of 2023 in the U.S., and intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. If our efforts to increase usage and develop and sell additional offerings to our customers are not successful, or the development of additional features is delayed, our business may be harmed.
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
We must attract new customers and retain existing customers to continue to grow our business. Our success will depend to a substantial extent on the widespread adoption of our solution as an alternative to existing offerings, including as an alternative to traditional systems relying on manual tasks and processes. Our customers include law firms and other legal services providers, legal departments of corporate enterprises and organizations and governmental entities. We must convince potential customers of the value of our cloud software solution and that our technologies can automate and simplify legal services more accurately, efficiently and securely than lawyers and their staff and the products of our competitors. This may require significant and costly sales efforts that are targeted at law firms and legal departments of corporate enterprises and organizations and the senior management of these potential customers. In addition, our ability to attract new customers depends in part on our partner ecosystem, consisting of law firms and other legal services providers who resell our solution. We must develop and maintain strong relations with our partner ecosystem and convince our partners of the value of our solution so that they drive adoption of our solution by their customers. Additionally, our solution allows our customers to add other legal industry participants as non-paying users of our solution. Our ability to attract new customers depends in part on our ability to convert the non-paying users. Our success also depends in part on our ability to offer a compelling solution and the effectiveness of our sales organization. Numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including, but not limited to:
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
•changes in personnel;
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
•changes in personnel;
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
Because our substantial growth since inception has resulted in the rapid expansion of our business and revenues, we do not have a long history upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage given the uncertain timing and duration of legal matters and the diversity of our customer base across industries, geographies and size and other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.
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
The success of our business will depend, in part, on our ability to adapt and develop enhancements for our solution that respond effectively to these changes on a timely basis and in a user-friendly manner. For example, our ediscovery chatbot, Cecilia, is in beta testing, and we anticipate releasing it in the fourth quarter of 2023 in the U.S., and we intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license, by 2024. If we are unable to evolve our cloud solution to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our solution that keep pace with rapid technological and industry change, or if the release of new features and capabilities are delayed, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our solution does not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our solution and new customers will be less likely to adopt our solution.
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
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consist of a mix of on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Logik Systems, Inc. (d.b.a. Logikcull), Relativity through its RelativityOne offering, and Reveal Data Corporation. In addition, we expect to expand our solution to address additional areas of the legal function and we likely face further competition from existing companies in such areas.

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
Furthermore, any negative publicity relating to our employees, customers or others associated with these parties may also tarnish our own reputation simply by association and may reduce the value of our brand. For example, we recently experienced negative publicity following the departure of our former chief executive officer, which negative publicity may affect perception of our brand. Damage to our brand and reputation may result in reduced demand for our solution and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
If we cannot improve and maintain our corporate culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the solution that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. However, in the aftermath of the recent departure of our former chief executive officer and media reporting on the circumstances of his departure, we determined that certain aspects of our corporate culture need to be reassessed. We have begun executing on an action plan to review and, to the extent necessary, take action to strengthen our culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to improve and maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel. We also are dependent on the continued service of our existing software engineers because of the complexity of our solution, and our existing salespeople, because of their relationship with our customers. Our senior management and key employees are employed on an at-will basis. In addition, many of our senior management and key employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, such as the departure of our former chief executive officer, Kiwi Camara, in September 2023. Any change in key personnel could disrupt our business. Mr. Camara’s departure and ensuing negative publicity about the company has resulted in some disruption to our business, which may have an adverse effect on our ability to attract, recruit and retain key employees.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy and growth plan, we must attract and retain highly qualified personnel, including a new Chief Executive Officer. Competition for executive officers, software developers, legal professionals, sales and customer support personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for legal professionals to support our solution and skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences and the competition for such diverse personnel is significant. While the market for such talented personnel is particularly competitive in Austin, Texas, where our headquarters is located, it is also competitive in other markets where we maintain operations and the increased prevalence of remote work has increased competition for employees in all markets. Moreover, to the extent we expand our operations to additional markets, we may face difficulties attracting talented personnel to such locations. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2023, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. In addition, we have established subsidiaries in Canada, India, and the United Kingdom. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our solution has been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our solution or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, changes in inflation, rising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of the COVID-19 pandemic, changes in inflation, interest rates, recent bank closures and other macroeconomic pressures in the United States and the global economy, as well as the impact of the Russia-Ukraine and Israel-Hamas wars and the related political and economic response. To the extent that our solution is perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of September 30, 2023, we had seven U.S. granted patents and 17 pending U.S. patent applications related to our solution and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Risks Related to Litigation, Regulatory Compliance and Governmental Matters
Any currently ongoing or future litigation against us could be costly and time-consuming to defend.
We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We also are, and may become, subject to securities class action litigation. For example, in September 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. We may be the target of additional litigation of this type in the future as well. Currently ongoing or future litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
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
If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, cease operations, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our solution. Such alternatives may not be available on attractive terms or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. Furthermore, certain customers may require that we use or ensure that our solution is compatible with certain enterprise software offerings, such as Microsoft Office 365. If we fail to obtain licenses to use such third-party offerings or otherwise integrate our solution with such offerings, our business may be harmed. If the cost of licensing or maintaining the third-party intellectual property significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our solution as a result of changes in or with third-party licensors could adversely affect our commitments to customers, future sales of our solution and harm our business.
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

In the ordinary course of business, we receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) potentially highly sensitive and confidential electronic documentation for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations. In addition, we collect and maintain data about individuals and customers, including personally identifiable information, as well as other confidential, privileged or proprietary information. We may use third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information or other sensitive information on our behalf. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business.

Our information technology systems and those of third parties upon whom we rely are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We may also experience a security incident or significant vulnerability resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, coding errors, defect and bugs, or accidentally providing a customer with access to another customer’s confidential information. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any of these threats and issues may lead to a security incident and significant adverse consequences, including compromise of our system infrastructure or the loss, destruction, alteration, denial of access to, disclosure or dissemination of, or damage or unauthorized access to, our information technology systems, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information) or data that is processed or maintained on our behalf, or other assets.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We also take steps to detect and remediate security vulnerabilities and software bugs, errors, or defects (including our own and third party software we use to provide our services), but we may not be able to detect and remediate them all on a timely basis. Therefore, such vulnerabilities, bugs, errors or defects could be exploited, or result in the inadvertent disclosure of personal, confidential or customer information, before we detect them and after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, bugs, errors and vulnerabilities. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business.

We also cannot guarantee that our vendors’ security measures will be sufficient to protect against unauthorized access to or other compromise of personal information and our confidential or proprietary information. If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; restrict our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. A security incident could adversely affect customer data of, or the availability of our services for, some or all of customers, which could result in a material loss of customers and revenue, make it difficult for us to obtain new customers and require us to contract with our customers or potential new customers at less favorable terms (which could increase the time necessary to contract with customers and prospects, increase our risk of liability, and negatively impact our revenue). Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our solution as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our solution and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.

Notifications and follow-up actions related to a security incident could impact our reputation, result in a loss of customers and prospects, and cause us to incur significant costs, including legal expenses and remediation costs. We may have contractual and legal obligations under applicable data privacy and security laws to notify relevant stakeholders of security breaches. Such disclosures are costly, could lead to negative publicity, may cause our customers or prospective customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
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
As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are expected to devote a substantial amount of time to compliance with these requirements, which may divert their attention from managing our business operations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company, particularly once we are no longer an “emerging growth company,” or the specific timing of such costs.
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
•our involvement in litigation, including currently ongoing litigation against us;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates and disruptions in access to bank deposits or lending commitments due to bank failures as well as the effects of global events, such as the COVID-19 pandemic and the Russia-Ukraine and Israel-Hamas wars.
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
In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. For example, in September 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and could have an adverse effect on our business, results of operations and financial condition.

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
In addition, there were 0.9 million shares of common stock issuable upon the exercise of options and 3.0 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of September 30, 2023. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or vesting and settlement of restricted stock units and performance-based restricted stock units, as well as other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of September 30, 2023, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

Our business and operations could be negatively affected as a result of currently ongoing securities litigation or if we become subject to any stockholder activism.

Our business and operations could be negatively affected as a result of currently ongoing securities litigation against us or if we become subject to any stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock.
In the past, securities class action litigation often has been brought against a company following a decline in the market price of its securities. For example, in September 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements.
In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation, including currently ongoing securities litigation against us as well as any future securities litigation, and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and Board of Directors’ attention and resources from our business. Additionally, securities litigation, including currently ongoing securities litigation against us and any future securities litigation, and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation, including currently ongoing securities litigation against us as well as any future securities litigation, and stockholder activism.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

Incorporated by Reference
Exhibit number	Description	Schedule Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of CS Disco, Inc.	8-K	001-40624	3.1	July 23, 2021

3.2	Amended and Restated Bylaws of CS Disco, Inc.	10-K	001-40624	3.2	February 24, 2023

10.1+*	Employment Agreement by and between the Registrant and Scott Hill.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

November 9, 2023	By:	/s/ Scott Hill
	Name:	Scott Hill
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)