Form 10-K
period 2023-12-31
CS Disco, Inc.
filed 2024-02-22
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its shares held by non-affiliates on that date was approximately $203.2 million. Shares of the registrant's common stock held by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 61,061,368 shares of common stock outstanding as of February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•the impact of fluctuations in customer usage based on the timing of and activity driven by legal matters for which our product offerings are used;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase usage of our product offerings;
•our ability to effectively manage our growth;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts and our ability to promote our brand;
•our growth strategies for our product offerings;
•the estimated addressable market opportunity for our product offerings;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•the impact of fluctuations in general macroeconomic conditions, such as the current inflationary environment and fluctuating interest rates;
•the effects of global events, such as the Russia-Ukraine and Israel-Hamas wars, on our business and the global economy;
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
•Our business depends on customers increasing their use of our product offerings and any loss of customers or decline in their use of our product offerings could harm our business.
•Usage of our product offerings accounts for substantially all of our revenue.
•If we are unable to attract new customers and retain existing customers, our business, financial condition and results of operations will be adversely affected.
•We rely upon third-party providers of cloud-based infrastructure to host our cloud-based platform. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
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

•If we cannot improve and sustain our corporate culture as we grow, our success and our business and competitive position may be harmed.
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

Part I
Item 1. Business
Overview
DISCO provides cloud-native, artificial intelligence-powered legal product offerings that simplify legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated product offerings enable legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our product offerings and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our product offerings. We provide legal departments with the ability to centralize legal data into a single platform, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower legal departments to focus on delivering better legal outcomes.
Since our incorporation in 2013, DISCO has assembled a team that combines strength in software engineering, cloud computing and AI, with deep legal expertise and a rich understanding of the problems that lawyers and legal professionals face and how they work. This combination of expertise means that our team is distinctly well-positioned to execute on our vision of building technology that powers the legal function across companies in every industry.
Our focus on delivering product offerings that legal professionals value is coupled with a simple and transparent usage-based business model. We believe this enables our customers to easily adopt our product offerings, realize rapid time-to-value, scale their usage within and across product offerings to match their changing needs and collaborate with others. This has allowed us to build a powerful product-led growth engine that expands the usage of our product offerings for more legal matters and use cases within organizations, spreads our product offerings across the legal ecosystem through collaboration and word-of-mouth and increases the value of our product offerings as we collect and process more data and lawyers do more legal work in our platform. As of December 31, 2023, we had 1,441 enterprises, law firms, legal services providers and government organizations as DISCO customers and a dollar-based net retention rate of 92%. We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of dollar-based net retention rate.
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

Our Product Offerings
Since our inception, our principal goal has been to deliver easy-to-use, intuitive, intelligent product offerings that are well-tailored to lawyers’ workflows. Our product offerings are enabled by our deep investment in a modern, scalable cloud architecture that accelerates application development. This makes our product offerings robust, scalable and secure and enables us to act as a secure single system of record and engagement for all legal data at enterprise scale. We have built our product offerings to incorporate the latest advances in automation and AI directly into existing lawyer workflows to multiply lawyer productivity across the ediscovery and legal document review lifecycle. For example, our new Cecilia AI platform, which was released publicly in the fourth quarter of 2023 in the United States, is a comprehensive suite of features that includes Cecilia Q&A and Cecilia Timelines. Cecilia Q&A is a chatbot that allows lawyers to learn about facts and information in their private DISCO Ediscovery database more efficiently. Cecilia Timelines allows attorneys to automatically create smart timelines at the start of a matter and produce comprehensive reviews with facts succinctly summarized. Our cloud-native, AI-powered software is augmented with deep expertise, consultative professional services and flexible customer support that enables us to be a single-source provider and meet the diverse needs of customers in every industry. With our comprehensive product offerings, legal departments no longer need to rely on a fragmented network of slow, antiquated processes and law firms and service providers manually collecting, searching and reviewing documents. We believe this reduces legal costs, increases lawyer productivity and improves legal outcomes. We intend to extend our product offerings and apply it to other kinds of legal work over time, enabling us to compete for an increasing share of global spend on legal services.
Our comprehensive product offerings currently include:
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
Key Benefits of Our Product Offerings
Our end-to-end platform was designed to improve the everyday experience of lawyers and legal professionals and improve legal outcomes for legal departments. We deliver the following key benefits:
•Comprehensive and Turnkey. We enable customers to consume our offerings in a self-service way or as a turnkey, comprehensive platform, giving our customers the flexibility to tailor their legal hold, legal request, ediscovery, and legal document review processes to their own legal work strategy and use different combinations of our offerings on different subsets of their legal work. The availability of our comprehensive product offerings removes the need for our customers to manage workflows and data transfer between multiple services providers and point solutions, freeing up legal professionals to focus on higher value legal work. Additionally, because we use DISCO Ediscovery internally to deliver DISCO Review, we are able to maintain a tight feedback loop that accelerates improvement of our product offerings and training of our AI models, increasing the effectiveness of our overall platform for all customers over time. Our cloud-native, AI-powered product offerings are augmented with deep expertise, consultative professional services and flexible customer support, enabling us to be a single-source provider and meet the diverse needs of customers across industries.
•High End-User Satisfaction Driven by Product Offerings Built for Lawyers and Other Legal Professionals. We strive to create product offerings that are intuitive, easy to use, powerful and comprehensive. Our cloud-native architecture delivers a level of performance comparable to the consumer applications that modern lawyers use every day. Our product offerings bring sophisticated technology, such as AI, to bear at the right points in a legal workflow in a way that feels natural and is not intimidating to the end user. These characteristics of our product offerings encourage and accelerate widespread adoption by lawyers and other legal professionals, which in turn accelerates the time to value for our customers.

•Increased Accuracy and Quality of Review. Our product offerings allow lawyers to use AI and analytics integrated into a lawyer-friendly and highly automated workflow to increase the accuracy and quality of legal reviews. These innovations allow lawyers to spend less time finding and fixing human errors and managing the routing of documents through lawyer workflows and more time on higher value tasks that require legal judgment. Customers can realize these benefits either by leveraging DISCO Review or using DISCO Ediscovery as the product offerings on which existing law firms and legal services providers conduct legal document review themselves.
•Faster Resolution of Legal Matters with Better Outcomes. Our product offerings enable lawyers to determine the facts and use those facts to assess legal matters and produce evidence more quickly. We believe this enables them to resolve legal matters faster, which can result in significantly reduced legal costs and the reduction or avoidance of legal risks across their full portfolio of legal matters.
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
•Cost Flexibility and Predictability. Our single, end-to-end platform replaces the fragmented landscape of solutions and vendors historically used by legal departments. The solutions we replace often include separate, high and unpredictable costs for different parts of the ediscovery and legal document review process, such as processing, the review platform, analytics and infrastructure. By contrast, our simple, all-in pricing model and flexible terms align with our customers’ needs, are easy to understand and guarantee costs for our customers, allowing legal departments to improve cost predictability and budget planning.
Our Customers
As of December 31, 2023, we had 1,441 customers, increasing from 1,327 as of December 31, 2022. Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and governmental organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and product development efforts because we do not need to tailor them to a wide range of different customer use cases.
We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our product offerings and use many law firms across their legal matters, as well as law firms and service providers that use our product offerings for multiple clients, are each treated as one customer. Regardless of who we contract with, the ultimate payer is almost always the corporate legal department, with law firms and service providers passing on our bills to their clients for reimbursement.
In 2023, no customer accounted for more than 10% of our revenue and less than 10% of our revenue was generated from customers outside of the United States.
Our Growth Strategies
We are pursuing multiple levers for future growth:
Fuel the DISCO Product-Led Growth Engine
•Maintain and Advance Our Innovation and Brand. We intend to keep combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work.
•Increase Usage and Penetration Within Our Existing Customer Base. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of product offerings that they already buy from us, selling more of our existing product offerings to existing customers, and, in the future, introducing additional product offerings to sell to existing customers.
•Add New Customers. We believe we have a significant opportunity to further grow our customer base and our market leadership. Differentiated product offerings will enable us to efficiently acquire new customers across all channels.
Extend our Reach
•Enhance Our Sales Coverage. We intend to continue to selectively expand our sales force headcount in strategic locations across the United States and globally. We have bifurcated our customers into groups that better reflect their nature and through the reorganization of our sales team, we have developed distinct sales motions that better accommodate these groups.
•Extend and Strengthen Our Channel Partnerships and Integrations. We intend to cultivate and leverage channel partners to grow our market presence, enhance the virality of our product offerings and drive greater sales efficiency.
•Expand Our Offering Portfolio. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time.
•Expand Internationally. Our market is global and we have a significant opportunity to expand internationally. In 2023, less than 10% of our revenue was generated by customers outside of the United States.
•Pursue Strategic Acquisitions and Strategic Investments. We intend to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our platform and product offerings and bring talent to our company.
Our Employees and Culture
We believe that great achievements come from great people solving big problems, and that our employees are the principal driver of our success. We strive to attract, retain, develop and promote collaborative, curious and high-performing employees across all areas of our business. We are committed to fostering a workplace that values input from every corner of our business and creating an environment where all people feel welcome and connected. We believe that our culture and commitment to giving back to our community are critical to advancing our mission of using technology to strengthen the rule of law.
Our aim is to build a company where great people can do the work of their lives and where every employee can see the impact that their work has on advancing our mission of using technology to strengthen the rule of law. We believe one of the greatest contributors to satisfaction at work is working with people who are good at their jobs and who are also good human beings. We are focused on building a culture that encourages bold experimentation and innovation and that is rigorous about measuring the results of our innovation so that we can direct investment toward ideas that work and away from ideas that do not. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, rewarding and integrating our existing and new employees. The principal purposes of our equity and other incentive plans are to attract, retain and motivate selected employees, consultants and directors. As of December 31, 2023, we had 543 full-time employees.
Sales and Marketing
We sell our product offerings through a direct sales force which is organized based on the stages of our sales motion. Our sales organization includes sales development representatives, field sales, inside sales, solution architects and our customer success team. Our sales development representatives are responsible for finding and initiating contact with prospective customers, booking initial meetings with our sales team and demonstrating our product offerings. Our field and inside sales teams are responsible for converting interested prospects into DISCO customers and then expanding our relationship with existing customers by increasing their usage of our product offerings and cross-selling additional offerings. We have organized our field and inside sales teams to target customers based on the nature and type of customer. In doing so, we have developed distinct sales motions that better accommodate our different groups of customers. Our solution architects provide deep expertise in our technology and are responsible for providing current and prospective clients with technical and workflow sales consulting. Once a customer is signed, our customer success team is responsible for onboarding our customers and driving user adoption in each customer organization. Our customer success professionals maintain ongoing relationships with users at our customers and partner with our sales team to secure referrals, capture upsell opportunities and improve customer satisfaction.

In addition to our direct sales force, we also sell through legal services providers who buy our product offerings and resell them to their own customers, often in combination with professional services. The customers of our customers who are legal services providers are generally legal departments and law firms. Some of our law firm customers additionally buy our product offerings for the purpose of reselling them to their clients, who are legal departments, often in combination with professional services and legal services.
One particular area of focus of our sales team is the conversion of users into customers. Our typical entry into an organization is through lawyers at corporate legal departments and law firms. These or other customers also use our product offerings to collaborate with other legal industry participants who may or may not be our customers. For example, a legal department may add users who work at law firms that are not yet our customers. We aim to proactively secure referrals to other prospective customers as well as converting users of our product offerings who are not yet customers.
Our marketing activities are focused on building our brand reputation, increasing awareness of our product offerings among potential customers, converting users into customers and otherwise driving customer demand. We reach potential customers and generate leads for our sales team through a combination of customer prospecting, content marketing, social media, digital marketing, public relations, event marketing and sponsorships. We also incorporate lead generation directly into our product experience, with buttons that enable our customers to easily increase their usage, add new matters and engage our experts for additional support.
As of December 31, 2023, we had 174 professionals in our sales and marketing organization.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of our cloud-native product offerings and platform. We believe that our substantial and continued investment in research and development, including hiring top engineering talent, in conjunction with our focus on having lawyers and legal professionals involved in every aspect of the product development process is critical to developing our product offerings and expanding our leadership position. Additionally, our product development process and roadmap are informed by the continuous feedback we receive from customers who use our software as well as our employees who use our software as part of our DISCO Review offering and in our support and professional services organization.
As of December 31, 2023, we had 133 employees in our research and development organization.
Our Competition
Our market is rapidly evolving and highly competitive. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of cloud-based solutions, on-premise point solutions and human professional services. To win new customers, we must displace these incumbent solutions as customers open up to evaluations of new product offerings or are willing to add to their existing portfolio.
We believe our competitors fall into several categories:
•Legal services providers. Competitors in this category include large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional services firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP and a large number of smaller regional and local legal services providers. Certain law firms also provide ediscovery solutions and legal document review services to their clients that may compete with our product offerings for discrete matters.
•Legacy on-premise software. Competitors in this category include Nuix Limited, Open Text Corporation, Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation, as well as many other smaller software companies.
•Cloud software. Competitors in this category include Everlaw, Inc., Relativity through its RelativityOne product offering and Reveal Data Corporation (which recently acquired another competitor, Logik Systems, Inc. d/b/a Logikcull) as well as many other smaller software companies.
In addition, we expect to expand our product offerings to address additional areas of the legal function and we will likely face further competition from existing companies in such areas.

We believe the principal competitive factors in our market include the following:
•level of user satisfaction;
•ease of deployment, implementation and use;
•scalability, reliability, security and performance;
•breadth of offering;
•product offering features and capabilities;
•accuracy, quality and speed of review;
•ability to connect multiple stakeholders in cloud-based product offerings;
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
We have certain registrations (and applications for registration) for intellectual property rights. As of December 31, 2023, we held nine U.S. granted patents and had 16 pending U.S. patent applications. As of December 31, 2023, we held one U.S. trademark, had three pending U.S. trademarks and held nine domain names in U.S. and foreign jurisdictions. The existence of a pending application is not an assurance that it will issue or lead to a registration.
Government Regulation
Our business is and will continue to be subject to extensive and evolving U.S. federal, state and foreign laws, rules and regulations, including the rules and regulations of the organizations and other authorities governing the legal profession in the jurisdictions in which we or our customers operate. In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our product offerings, the design and operation of websites and internet neutrality. See the section titled “Risk Factors - Risks related to Litigation, Regulatory Compliance and Governmental Matters - We operate in a highly regulated industry, and either are or may be subject to a wide range of federal, state and local, as well as foreign, laws, rules and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.”
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.csdisco.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. For example, our revenue was $138.1 million and $135.2 million for the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased from 2022 to 2023, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our product offerings effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality of our product offerings;
•maintain and expand the rates at which customers use our product offerings;
•provide our customers with support that meets their needs;
•maintain or increase customer satisfaction with our product offerings;
•continue to introduce and sell our product offerings to new markets;
•continue to develop new functionality within our product offerings and successfully further optimize our product offerings, including continued innovation of our artificial intelligence system for legal documents;
•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our product offerings;
•recruit, hire, train and manage additional qualified developers, professionals and sales and marketing personnel; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

In addition, we expect to continue to expend substantial financial and other resources on:
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•sales and marketing, including the future expansion of our sales organization to engage existing and prospective customers, increase brand awareness and drive adoption of our product offerings;
•product development, including investments in our development team and the development of new functionality for our product offerings and in the protection of our intellectual property rights related to our product development;
•services and support for the benefit and assistance of customers using our product offerings;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including the legal and accounting expenses associated with being a public company.
These investments may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
We may not be able to successfully manage our growth and, if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.
The rapid growth we have experienced in our business places significant demands on our operational infrastructure. As usage of our product offerings grows, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications, including open source software. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could lead to impaired system performance and reduced customer satisfaction, resulting in decreased sales to customers, lower dollar-based net retention rates, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
Our limited operating history and our history of operating losses makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $42.2 million and $70.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $240.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
We have limited historical financial data and operate in a rapidly evolving and cyclical market that is prone to significant periodic fluctuations. As a result, it is difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth, and any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described herein. If we do not address these risks successfully, our business may be harmed.
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
Risks Related to Our Business and Industry
Our business depends on customers increasing their use of our product offerings and any loss of customers or decline in their use of our product offerings could harm our business.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. Customers are charged in part based on their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
Customers under usage-based contracts can cancel their contracts or reduce their usage at any time. The loss of customers or reductions in their usage of our product offerings may each have a negative impact on our business, results of operations and financial condition. Because a significant majority of our revenue is directly correlated with our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues.
In addition, existing customers may negotiate lower rates for their usage in exchange for an agreement to renew or expand their usage in the future or adopt new product offerings. As a result, these customers may not reduce their usage of our product offerings, but the revenue we derive from that usage will decrease. If our customers reduce their usage of or do not continue to use our product offerings, our revenue and other results of operations will decline and our business will suffer.
Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and developing and selling additional offerings to our existing customers. The rate at which our customers purchase our product offerings from us depends on a number of factors, including our ability to develop additional features for our platform and the quality of such features, general economic conditions and pricing and services offered by our competitors. For example, we developed a new ediscovery chatbot, Cecilia, which we released publicly in the fourth quarter of 2023 in the United States, and intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. If our efforts to increase usage and develop and sell additional offerings to our customers are not successful, or the development of additional features is delayed, our business may be harmed.
Usage of our product offerings accounts for substantially all of our revenue.
We have derived and expect to continue to derive substantially all of our revenue from usage of our product offerings. As such, market adoption of our product offerings is critical to our continued success. Our operating results could suffer due to:
•any decline in demand for our product offerings, including due to fluctuations in demand for e-discovery solutions generally due to the cyclical nature of our industry and changes in the volume of acquisitions, reorganizations, bankruptcies and other organizational changes affecting our customer base and resulting in litigation;
•the failure of our product offerings to achieve continued market acceptance;
•the failure of the market for cloud-based technologies for the legal industry to continue to grow, or grow as quickly as we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our product offerings;
•technological innovations or new standards that our product offerings do not address;
•sensitivity to current or future prices offered by us or our competitors;
•our customers’ development of their own proprietary solutions; and
•our inability to release enhanced versions of our product offerings on a timely basis.
If the market for our product offerings grows more slowly than expected or if demand for our product offerings does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers or other factors, our business would be harmed.
If we are unable to attract new customers and retain existing customers, our business, financial condition and results of operations will be adversely affected.
We must attract new customers and retain existing customers to continue to grow our business. Our success will depend to a substantial extent on the widespread adoption of our product offerings as an alternative to existing offerings, including as an alternative to traditional systems relying on manual tasks and processes. Our customers include law firms and other legal services providers, legal departments of corporate enterprises and organizations and governmental entities. We must convince potential customers of the value of our cloud software platform and that our technologies can automate and simplify legal services more accurately, efficiently and securely than lawyers and their staff and the products of our competitors. This may require significant and costly sales efforts that are targeted at law firms and legal departments of corporate enterprises and organizations and the senior management of these potential customers. In addition, our ability to attract new customers depends in part on our partner ecosystem, consisting of law firms and other legal services providers who resell our product offerings. We must develop and maintain strong relations with our partner ecosystem and convince our partners of the value of our product offerings so that they drive adoption of our product offerings by their customers. Additionally, our platform allows our customers to add other legal industry participants as non-paying users of our platform. Our ability to attract new customers depends in part on our ability to convert the non-paying users. Our success also depends in part on our ability to offer compelling product offerings and the effectiveness of our sales organization. Numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including, but not limited to:
•competitive offerings;
•potential customers’ commitments to other providers;
•real or perceived costs of switching to our product offerings;
•our failure to expand, retain and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with potential customers and our partner ecosystem;
•failure by us to help our customers to successfully deploy our product offerings;
•negative media or industry or financial analyst commentary regarding us or our product offerings;
•changes in personnel;
•negative perceptions about the reliability of cloud-based legal solutions;
•litigation activity; and
•deteriorating general economic conditions.
If the legal market and the demand for legal services decline, customers may decide not to adopt our product offerings and our existing customers may cease using our product offerings to reduce costs. As a result of these and other factors, we may be unable to attract new customers or retain existing customers, which would adversely affect our business, financial condition and results of operations.
If our platform fails to perform properly due to defects, interruptions, delays in performance or similar problems and if we fail to resolve any defect, interruption, delay or other problem, we could lose customers, become subject to service performance or warranty claims or incur significant costs.
Our operations are dependent upon our ability to prevent system interruption. The technologies underlying our cloud platform are complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our platform and may discover additional defects in the future that could result in service issues. These defects or errors could also be found in third-party applications on which we rely. We may not be able to detect and correct defects or errors before a customer begins using our platform. Consequently, we or our customers may discover defects or errors after our product offerings have been deployed.
In addition, we may experience system slowdowns and interruptions from time to time. Continued growth in our customer base could place additional demands on our platform and could cause or exacerbate slowdowns or interrupt the availability of our product offerings. If there is a substantial increase in the volume of usage on our platform, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our platform or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our platform or encounter slowdowns when doing so, we may lose customers or partners. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our product offerings. Our response to such slowdowns or interruptions may not be sufficient to address all aspects or any unanticipated consequence or incidents and our insurance may not be sufficient to compensate us for the losses that could occur.
Our customers use our product offerings to manage critical aspects of their businesses and operations. The occurrence of any defects, errors, disruptions in service or other performance problems, or delays with our product offerings, whether in connection with the day-to-day operations or otherwise, could result in:
•loss of customers;
•loss of partners;
•reduced customer usage of our product offerings;
•reduced ability to attract new customers;
•lost or delayed market acceptance and sales of our product offerings;

•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty claims, against us; and
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects, errors or other performance problems in our product offerings may be substantial and could harm our business.
Incorrect or improper use of our product offerings could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.
We regularly train our customers in the proper use of and the variety of benefits that can be derived from our product offerings to maximize its potential. Our failure to train customers on how to efficiently and effectively deploy and use our product offerings, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.
Customers may find our product offerings to be complicated to use and it may not be easy to maximize the value of our product offerings without proper training. Moreover, we have designed our platform to allow for use by law firms and legal services providers who are not direct customers. If our customers or such third-parties perceive that our product offerings are too complex or time-consuming to learn and use, customer perceptions of our company and our product offerings may be impaired, our reputation and brand may suffer and customers may choose not to use our product offerings or increase their purchases of our offerings. Further, incorrect or improper use of our product offerings by our customers or their external legal services providers may result in negative legal outcomes and potentially subject such parties to claims of malpractice, which would adversely affect our reputation and customer confidence in our product offerings.
We rely upon third-party providers of cloud-based infrastructure to host our cloud-based platform. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition and results of operations.
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based platform. We outsource substantially all of the infrastructure relating to our cloud-based platform to third-party hosting services. In particular, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business. Customers of our cloud-based platform expect to be able to access our product offerings at any time, without interruption or degradation of performance. Our cloud-based platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based platform, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based platform. If our cloud-based platform is unavailable or if our users are unable to access our cloud-based platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our product offerings, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
As our business grows, we may need to engage additional providers of cloud computing infrastructure to support our operations. Adequate additional support may not be available to us on acceptable terms, or at all. Furthermore, certain customers may require that we use or avoid specific providers of cloud computing infrastructure. If we fail to enter into agreements or integrate our product offerings with third-party offerings that our customers require to operate their businesses, or to provide the proper support or ease of integration our customers require, we may not be able to offer the functionality that our customers and their consumers expect, which would harm our business. In addition, in the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our cloud-based platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based platform for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.
We rely on AWS to host our platform, and any disruption of service from AWS or material change to our arrangement with AWS could adversely affect our business.
We currently host our platform and support most of our operations using AWS, a provider of cloud infrastructure services. We do not control the operations of AWS’s facilities. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice or other unanticipated problems could result in interruptions to our product offerings, which may be lengthy. Our product offerings’s continuing and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our product offerings to customers, cause our customers to decrease their use of or stop using our product offerings and otherwise adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we cannot renew our agreement or are unable to renew on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data centers. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our product offerings and our operating results may be adversely impacted.
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
Any of the above circumstances or events may harm our reputation, cause customers to stop using our product offerings, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
We expect fluctuations in our financial results, which may cause period-to-period comparisons not to be meaningful.
Our business model is usage-based and there is inherent unpredictability in the timing, duration and scope of our customers’ legal matters requiring use of our product offerings. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our results of operations, including the levels of our revenues, working capital and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the timing of our customers’ usage of our product offerings, which is impacted by the inception and completion of litigation, investigations and other legal matters, particularly in the case of usage of our DISCO Review offering;
•the level of demand for or pricing of our product offerings;
•our ability to grow or maintain usage by our existing customers and acquire new customers;
•the timing and success of new functionality, features, integrations, capabilities and enhancements by us to our product offerings, or by our competitors to their products, or any other changes in the competitive landscape of our market;
•the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure providers;

•changes in our customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•negative media or industry or financial analyst commentary regarding us or our product offerings;
•changes in personnel;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the cyclical nature of the e-discovery industry;
•changes in the volume of acquisitions, reorganizations, bankruptcies and other organizational changes affecting our customer base and resulting in litigation;
•the effects of potential acquisitions and their integration;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•significant security breaches of, technical difficulties with or interruptions to the delivery and use of our product offerings;
•awareness of our brand and our reputation in our target markets;
•errors in our forecasting of the demand for our product offerings, which would lead to lower revenues, increased costs, or both; and
•our ability to control costs, including research and development and sales and marketing expenses.
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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and changing customer needs, requirements or preferences, our product offerings may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards and regulatory changes, as well as changing customer needs, requirements and preferences.
The success of our business will depend, in part, on our ability to adapt and develop enhancements for our product offerings that respond effectively to these changes on a timely basis and in a user-friendly manner. For example, our ediscovery chatbot, Cecilia, was publicly released in the fourth quarter of 2023 in the U.S., and we intend to offer customer access to sources of primary law, which we acquired through our Fastcase license, in 2024. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, or if the release of new features and capabilities are delayed, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.
A limited number of customers represent a substantial portion of our revenue. If we fail to retain these customers, our revenue could decline significantly.
We derive a substantial portion of our revenue from sales to our top 10% customers. As a result, our revenue could fluctuate materially and could be and has in the past been materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Because a significant majority of our revenue is directly correlated with our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, may cease usage of our product offerings following the conclusion of a matter, or may decide not to continue to use our product offerings at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.
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
Moreover, we cannot be certain that these law firm and other legal services provider partners will prioritize or provide adequate resources to promote or utilize our product offerings. Further, some of our partners also work with our competitors. As a result of these factors, many of our law firm and other legal services provider partners may choose to promote alternative technologies in addition to or in lieu of our product offerings, either on their own or in collaboration with others, including our competitors. We cannot assure you that our law firm and other legal services provider partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Even if we are successful in establishing and maintaining these relationships with law firms and other legal services providers, we cannot assure you that these relationships will result in increased customer usage of our product offerings or increased revenue to us.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our product offerings.
Our ability to increase our customer base and achieve broader market acceptance of our product offerings will significantly depend on our ability to expand our marketing and sales operations. We plan to dedicate significant resources to sales, marketing and demand-generation programs, including various online marketing activities as well as targeted account-based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. If our lead generation methods do not result in broader market acceptance of our product offerings, we will not realize the intended benefits of this strategy and our business will be harmed.
We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend in large part on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, if at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we grow rapidly, new members of our sales force will have relatively little experience working with us, our product offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in acquiring new customers or expanding usage by existing customers, our business will be harmed.
The markets in which we participate are competitive, and if we do not compete effectively, our business will be harmed.
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of cloud-based solutions, on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Relativity through its RelativityOne offering, and Reveal Data Corporation (recently acquired Logik Systems, Inc. - d.b.a. Logikcull). In addition, we expect to expand our product offerings to address additional areas of the legal function and we likely face further competition from existing companies in such areas.
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
We compete on the basis of a number of factors, including:
•our product offerings’ functionality, scalability, performance, ease of use, reliability, security, availability and cost-effectiveness relative to that of our competitors’ products and services;
•our ability to utilize new and proprietary technologies to offer services and features previously not available in the marketplace;
•our ability to identify new markets, applications and technologies;
•our ability to attract and retain customers;
•our brand, reputation and trustworthiness;
•perceptions about the security, privacy and availability of our product offerings relative to competitive products and services;

•the quality of our customer support;
•our ability to recruit software developers and sales and marketing personnel; and
•our ability to protect our intellectual property.
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, greater market penetration, longer operating histories, more established customer relationships and installed customer bases and substantially greater financial, human, technical and other resources than we do and may be able to offer competing solutions to potential customers on more favorable terms than us. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point-solutions that address a single use case. Other potential competitors not currently offering competitive applications may expand their product offerings to compete with our product offerings. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our product offerings. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. For all of these reasons, we may not be able to compete successfully and competition could result in the failure of our product offerings to achieve or maintain market acceptance, any of which could harm our business.
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
The variables that go into the calculation of our market opportunity are subject to change over time and there is no guarantee that any particular number or percentage of addressable users or companies covered by our addressable target market opportunity estimates will purchase our product offerings at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our product offerings and those of our competitors. Even if the market in which we compete meets our size estimates and growth forecasts, we may not be successful in capitalizing on such market opportunity and our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.
Our growth is subject to many factors, including our success in expanding our international operations, continuing to expand the use of our product offerings by our customers and otherwise implementing our business strategy, which are subject to many risks and uncertainties. Accordingly, information regarding the size of our addressable market opportunity should not be taken as indicative of our future growth.
If we fail to develop, maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, results of operations and financial condition may suffer.
We believe that maintaining and enhancing our brand is important to continued market acceptance of our existing and future product offerings, attracting new customers and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts and strategies, our ability to provide reliable product offerings that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality for our product offerings and our ability to successfully differentiate our product offerings from competitive products and services. Additionally, our brand and reputation may be affected if customers do not have a positive experience with our law firm and other legal services provider partners’ services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business may be harmed.
Furthermore, any negative publicity relating to our employees, customers or others associated with these parties may also tarnish our own reputation and may reduce the value of our brand. For example, we recently experienced negative publicity following the departure of our former chief executive officer, which negative publicity may affect perception of our brand. Damage to our brand and reputation may result in reduced demand for our product offerings and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We employ a pricing model that subjects us to various challenges, and given our limited history with our pricing model, we may not be able to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.
We generally charge our customers for their usage of our product offerings across a variety of dimensions of usage. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. In addition, we have limited experience with respect to determining the optimal pricing for our product offerings and, as a result, we have changed our pricing model in the past and expect that we may need to change it in the future. As the market for our product offerings matures and technology changes and improves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, frequent or significant users of our product offerings may demand substantial price concessions. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
Our sales cycles with customers can be long and unpredictable and our sales efforts require considerable time and expense.
The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our product offerings may also cause us to experience a delay between incurring expenses for such sales efforts and the generation of corresponding revenue. The length of our sales cycle for these customers can vary substantially from customer to customer. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our product offerings. Customers often undertake a prolonged evaluation process, which frequently involves not only our product offerings but also those of our competitors. In addition, the size of potential customers may lead to longer sales cycles. As the use of our product offerings can be dependent upon the timing of work in legal matters, our sales cycle can extend to even longer periods of time. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a completed sale. Additional factors that may influence the length and variability of our sales cycle include:
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
•evolving customer demands; and
•competitive conditions.
Given these factors, it is difficult to predict whether and when a customer will switch to our product offerings.

Further, some of our potential customers may undertake a significant evaluation and negotiation process due to size, organizational structure and approval requirements, all of which can lengthen our sales cycle. We may also face unexpected deployment challenges with such enterprises or more complicated deployment of our product offerings. These enterprises may demand additional features, support services and pricing concessions or require additional security management or control features. We may spend substantial time, effort and money on sales efforts to these customers without any assurance that our efforts will produce any sales or that these customers will deploy our product offerings widely enough across their organization to justify our substantial upfront investment. As a result, it is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers.
If we cannot improve and sustain our corporate culture as we grow, our success and our business and competitive position may be harmed.
We are investing to build a strong corporate culture and believe it can be one of our most important and sustainable sources of competitive advantage. In the aftermath of the recent departure of our former chief executive officer and media reporting on the circumstances of his departure, we determined that certain aspects of our corporate culture need to be reassessed. We have begun executing on an action plan to review and, to the extent necessary, take action to strengthen our culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel and retain and win new customers, both of which are critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to improve and sustain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
The success of our business depends on our customers’ continued and unimpeded access to our platform on the internet.
Our customers must have internet access in order to use our platform. We have experienced, and may in the future experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our cloud platform relies. These problems can be caused by a variety of factors, including introductions of new functionality, vulnerabilities and defects in proprietary and open source software, human error or misconduct, capacity constraints, design limitations, as well as from internal and external security breaches, malware and viruses, ransomware, cyber events, denial or degradation of service attacks or other security-related incidents. In addition, some internet providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the content we transmit over their lines, giving that content lower priority, giving other content higher priority than ours, blocking our content entirely, or attempting to charge their customers more for using our platform. As we expand our operations internationally, these problems will be further exacerbated and we will face additional complexity due to our inability to control internet infrastructure outside the United States. Material disruptions, outages, defects and other security performance and quality problems with the public cloud and internet infrastructure on which our cloud platform relies, or any material change in our contractual and other business relationships with our public cloud providers, could result in reduced use of our product offerings, increased expenses, including significant, unplanned capital investments and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
Any failure to offer high-quality support and professional services for our customers may harm our relationships with our customers and, consequently, our business.
Once our product offerings are deployed, our customers sometimes request consulting and training to assist them in integrating our product offerings into their business and rely on our customer support personnel to resolve issues and realize the full benefits that our product offerings provide. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers with a cloud platform such as ours and maintaining the same. The number of our customers has grown significantly, which is likely to increase demand for consulting, training, support and maintenance related to our product offerings and place additional pressure on our customer support teams. If we are unable to provide sufficient high-quality consulting, training, integration and maintenance resources, our customers may not effectively integrate our product offerings into their business or realize sufficient business value from our product offerings to justify further usage, which could impact our future financial performance. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the future, scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for support and professional services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality support services for our customers, would harm our business.
We rely on the performance of highly skilled personnel, including our management and other key employees and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel. We also are dependent on the continued service of our existing software engineers because of the complexity of our platform, and our existing salespeople, because of their relationship with our customers. Our senior management and key employees are employed on an at-will basis. In addition, many of our senior management and key employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
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
To execute our business strategy and growth plan, we must attract and retain highly qualified personnel, including a new chief executive officer. Competition for executive officers, software developers, legal professionals, sales and customer support personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for legal professionals to support our product offerings and skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences and the competition for such diverse personnel is significant. While the market for such talented personnel is particularly competitive in Austin, Texas, where our headquarters is located, it is also competitive in other markets where we maintain operations and the increased prevalence of remote work has increased competition for employees in all markets. Moreover, to the extent we expand our operations to additional markets, we may face difficulties attracting talented personnel to such locations. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business and dilute stockholder value.
We have in the past and may in the future make acquisitions of other companies, products and technologies that we believe could complement, expand or enhance the features and functionality of our product offerings and technical capabilities, broaden our service offerings or offer growth opportunities. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers, developers or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the year ended December 31, 2023, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our product offerings to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses are incurred and an increasing portion of our assets are held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations as our international operations and customer base grow, our business may be harmed.
Risks Related to Socioeconomic Factors
Unfavorable conditions in the global economy, including a global or domestic recession or the fear thereof, could cause reductions in legal spending and harm our business.
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, inflation, fluctuations in interest rates, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of ongoing inflation, fluctuations in interest rates and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of Russia-Ukraine and Israel-Hamas wars and the related political and economic response. To the extent that our product offerings are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries, in part due to opportunistic acquisitions in a depressed valuation environment, may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of December 31, 2023, we had nine U.S. granted patents and 16 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, patent applications and trademark filings at risk of being invalidated, not issuing or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our product offerings, impair the functionality of our product offerings, delay introductions of new applications, result in our substituting inferior or more costly technologies into our product offerings or injure our reputation. Any of the foregoing could adversely impact our business, financial condition and results of operations.
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
Our agreements with customers and other third parties sometimes include provisions under which we are liable or agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our product offerings, services, or other contractual obligations. Some of these agreements provide for uncapped liability for which we would be responsible, and some provisions survive termination or expiration of the applicable agreement. Large liability payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them, and in the case of an intellectual property infringement indemnification claim, we may be required to cease use of certain functions of our product offerings as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business. Even when we have contractual protections against such customer claims, we may choose to honor a customer’s request for indemnification or otherwise seek to maintain customer satisfaction by issuing customer credits, assisting our customer in defending against claims, or in other ways.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our product offerings, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features.
Risks Related to Litigation, Regulatory Compliance and Governmental Matters
Any currently ongoing or future litigation against us could be costly and time-consuming to defend.
We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We also are, and may become, subject to securities litigation. For example, in September 2023 and November 2023, purported stockholder class action lawsuits were filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. While the class action lawsuit filed in November 2023 was dismissed in January 2024, the September 2023 matter is still pending, and we may be the target of additional litigation of this type in the future. Currently ongoing or future litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
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
Our product offerings include alternatives to certain traditional methods of legal services and we therefore may face claims that we are engaged in the unauthorized practice of law. Despite our belief that our operations are not subject to, or are otherwise compliant with, the requirements of the jurisdictions in which we or our customers operate, regulators or other authorities of such jurisdictions could deem that we, our employees or our customers are engaged in the unauthorized practice of law or otherwise determine that we are subject to the relevant rules and regulations governing the conduct of attorneys. In such circumstances, regulators may enjoin our operations, subject us to rules governing conflicts of interests, require registration, seek to impose punitive fines or sanctions or take other disciplinary actions against us, our employees or our customers, any of which may inhibit our ability to do business in those jurisdictions, adversely impact our reputation, increase our operating expenses and adversely affect our financial condition and results of operations.
In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other customer data. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our product offerings, the design and operation of websites and internet neutrality.

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
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the United Kingdom Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws, we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international and public sector sales and businesses, we may engage with business partners and third-party intermediaries to market our product offerings and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
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
We intend to sell our product offerings to U.S. federal, state and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services and healthcare. Sales to such customers are subject to a number of challenges and risks. Selling to such customers can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. These current and prospective customers may also be required to comply with stringent regulations in connection with purchasing and implementing our product offerings or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, Congress and regulatory agencies may impose requirements on third-party vendors generally, or our company in particular, that we may not be able to, or may not choose to, meet. In addition, government customers and customers in these highly regulated industries often have a right to conduct audits of our systems and practices, which can be time-consuming and expensive. In the event that one or more customers determine that some aspect of our business does not meet regulatory requirements, we may be limited in our ability to continue or expand our business and could be subject to audits or investigations by government enforcement personnel. In addition, if our product offerings do not meet the standards of new or existing regulations, we may be in breach of our contracts with these customers, allowing or requiring them to terminate their agreements.
Government contracting requirements may also change and in doing so restrict our ability to sell into the government sector until we have attained the requisite approvals or until our product offerings meet government requirements. Government demand and payment for our product offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our product offerings.

These customers may also be subject to a rapidly evolving statutory and regulatory framework that may influence their ability to use our product offerings. Moreover, changes in the underlying statutory and regulatory conditions that affect these types of customers could harm our ability to efficiently provide them access to our product offerings and to grow or maintain our customer base. If we are unable to enhance, modify or improve our product offerings to keep pace with evolving customer requirements, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our product offerings, our business, financial condition and results of operations could be adversely affected.
Further, governmental and highly regulated entities may demand contractual terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including preferential pricing or “most favored nation” terms and conditions or are contract provisions that are otherwise time-consuming and expensive to satisfy and monitor. In the United States, applicable federal contracting regulations change frequently and the President may issue executive orders requiring federal contractors to adhere to new compliance requirements after a contract is signed that could result in the loss of contracts for contractors who do not meet those requirements. If we undertake to meet special standards or requirements and do not meet them, we could be subject to significant liability from our customers or federal and state regulators and enforcement agencies. Even if we do meet these special standards or requirements, the additional costs associated with providing our product offerings to government and highly regulated customers could harm our operating results. In addition, engaging in sales activities with foreign governments introduces additional compliance risks specific to the FCPA, the United Kingdom Bribery Act and other similar statutory requirements prohibiting bribery and corruption in the jurisdictions in which we operate.
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
Our product offerings are subject to U.S. export controls, including the Export Administration Regulations administered by the U.S. Commerce Department and economic sanctions administered by the Office of Foreign Assets Control, or OFAC, of the U.S. Treasury Department, and we incorporate encryption technology into certain of our product offerings. These encryption products and the underlying technology may be exported outside of the United States or accessed by foreign persons within the United States only with the required export authorizations.
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
Other countries also regulate the import and export of certain encryption products and technology through import and export licensing requirements and have enacted laws that could limit our ability to distribute our product offerings or could limit our customers’ ability to implement our product offerings in those countries. Changes in our product offerings or future changes in export and import regulations may create delays in the introduction of our product offerings in international markets, prevent our customers with international operations from deploying our product offerings globally, or, in some cases, prevent the export or import of our product offerings to certain countries, governments or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption products and technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our product offerings by, or in our decreased ability to export or sell our product offerings to, existing or potential customers with international operations. Any decreased use of our product offerings or limitation on our ability to export or sell our product offerings would harm our business.

Risks Related to Information Technology and Cybersecurity
The unavailability of or change in the terms or nature of access to third-party technology could harm our business.
We license certain software from third parties and incorporate or integrate such components into and with our product offerings. Certain third-party software has become central to the operation and delivery of our product offerings. Any inability to license necessary third-party technology in the future, or maintain sufficient rights or reasonable terms under existing third-party technology that we rely upon, could have an adverse effect on our business or operating results and adversely affect our ability to compete.
A large portion of our third-party software license contracts have fixed durations and may be renewed only by mutual consent. There is no assurance that we will be able to renew these contracts as they expire or that such renewals will be on the same or substantially similar terms or on conditions that are commercially reasonable to us. If we fail to renew these contracts as they expire, we may be unable to offer certain aspects of our product offerings to our customers. In addition, all of our third-party software licenses are nonexclusive; and therefore, our competitors may obtain the right to license certain of the technology covered by these agreements to compete directly with us.
If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, cease operations, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our product offerings. Such alternatives may not be available on attractive terms or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. Furthermore, certain customers may require that we use or ensure that our product offerings are compatible with certain enterprise software offerings, such as Microsoft Office 365. If we fail to obtain licenses to use such third-party offerings or otherwise integrate our product offerings with such offerings, our business may be harmed. If the cost of licensing or maintaining the third-party intellectual property significantly increases, our operating earnings could significantly decrease. In addition, interruption in functionality of our product offerings as a result of changes in or with third-party licensors could adversely affect our commitments to customers, future sales of our product offerings and harm our business.
Elements of our product offerings use open source software, which may restrict the functionality of our product offerings or require that we release the source code of certain applications subject to those licenses.
Our product offerings incorporate software licensed under open source licenses and we expect to continue to incorporate software licensed under open source licenses in the future. Such open source licenses sometimes require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary product offerings and technologies or that they will not do so in the future. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our product offerings. To that end, while we try to mitigate the likelihood of such risks, we may from time to time face claims from third parties alleging ownership of, or demanding release or general availability of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend and could adversely affect our core functionality and services. If we face such problems and attempt or are required to re-engineer our product offerings to mitigate them, it could require significant additional research and development resources and we may not be able to complete it successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Many of these risks could be difficult to eliminate or manage and could reduce or eliminate the value of our product offerings and technologies and materially and adversely affect our ability to sustain and grow our business.
Our actual or perceived failure to comply with privacy, data protection and information security laws, regulations and other non-regulatory obligations related to data privacy and security could lead to regulatory investigations or actions, litigation

(including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customer sales, or otherwise harm our business.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information, client information, and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations, guidance, industry standards and other obligations regarding privacy, data protection, information security and processing and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear and evolving, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. There is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our product offerings. We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and information security and impose strict requirements for processing personal information, including the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s version of the GDPR or UK GDPR.
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR, permits data protection authorities to impose large penalties for violations of the regulation, including potential fines of up to €20 million, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Furthermore, several jurisdictions have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, the proposed EU Artificial Intelligence Act (EUAIA) could impose onerous obligations related to the use of AI related systems if passed into law. Such regulations, and others that may be passed in other jurisdictions, may require us to change our business practices, or else be subject to regulatory action and/or fines.
Moreover, in the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data laws requiring data to be localized or limiting the transfer of personal information to other countries. For example, absent appropriate safeguards, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA absent certain safeguards. Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of protection for personal information. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. The CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that may increase data breach litigation. Twelve other states have also passed comprehensive privacy laws some of which go into effect in 2024 and the coming years. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties upon who we rely.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy, data protection and information security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Although we endeavor to comply with our published information security and privacy policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our published policies, certifications, and documentation. Any failure or perceived failure by us to comply with our policies, certifications and documentation, our data privacy- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to data privacy or information security may result in significant consequences. These consequences may include, but are not limited to, governmental investigations or enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation, claims or public statements against us by consumer advocacy groups or others, which could result in significant liability or cause our customers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal information, or orders to destroy or not use personal information, any of which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, documentation, certifications, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our product offerings. Additionally, if third parties we rely upon, such as vendors or developers, violate applicable data privacy or security laws or regulations, certifications, documentation or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI and machine learning (ML), to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
We use AI, including generative AI, and ML technologies in our products and services (collectively, AI/ML technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our product offerings, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
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
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were comprised or affected by a cybersecurity incident, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations and other adverse consequences.
In the ordinary course of business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) potentially highly sensitive and confidential electronic documentation for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations and as a result. we and the third parties upon which we rely face a variety of evolving threats. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business, and our failure or perceived failure to maintain adequate protections could materially affect our business.
Our information technology systems and those of third parties upon whom we rely are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, or accidentally providing a customer with access to or copies of another customer’s confidential information. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We rely on third-party service providers and technologies to operate critical business systems to process personal information, confidential information, customer information, intellectual property and other sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
We take steps designed to detect, mitigate and remediate security vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect and remediate them all on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, bugs, errors and vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our product offerings as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation.

If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; diversion of management attention; restrict our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. We could be required to fundamentally change our business activities and practices or modify our product offerings and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Portions of our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the federal tax law.
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we were to achieve profitability.
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
We collect and remit sales tax in a number of jurisdictions where we, through our employees, have a presence and where we have determined, based on the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. and legal precedents in the jurisdiction, that we have “economic nexus” or sales of our product offerings are otherwise classified as taxable. The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, or GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet and our characterization of our product offerings as not taxable in certain jurisdictions may not be accepted by state and local taxing authorities. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use and other indirect taxes as a result of any nexus or transaction thresholds in those states in which we are not currently registered to collect and remit taxes. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our product offerings due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. We continue to analyze our exposure for such taxes and liabilities.
Additionally, we have not historically collected VAT or GST on sales of our product offerings, generally, because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers. Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or assert that our product offerings is subject to use, VAT, GST and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for credit losses, fair value of financial instruments, capitalization and amortization of capitalized software development costs, valuation of stock-based compensation, valuation of acquisitions, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.
Risks Related to Being a Public Company
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
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
Management has concluded that our internal control over financial reporting was effective as of December 31, 2023. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise, we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to offer our product offerings to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our product offerings or increase our technical support costs.
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
Based on the number of shares outstanding as of December 31, 2023, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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

•changes in the pricing of our product offerings;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•changes in laws or regulations applicable to our product offerings;
•significant data breaches, disruptions to or other incidents involving our software;
•our involvement in litigation, including currently ongoing litigation against us;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, such as the Russia-Ukraine and Israel-Hamas war.
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
In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. For example, in September 2023 and November 2023, purported stockholder class action lawsuits were filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. While the class action lawsuit filed in November 2023 was dismissed in January 2024, the September 2023 matter remains pending, and we may be the target of additional litigation of this type in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and could have an adverse effect on our business, results of operations and financial condition.
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
In addition, there were 0.5 million shares of common stock issuable upon the exercise of options and 2.5 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of December 31, 2023. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of December 31, 2023, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
Our business and operations could be negatively affected as a result of currently ongoing securities litigation against us or if we become subject to stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock.
In the past, securities class action litigation has been brought against a company following a decline in the market price of its securities. For example, in September 2023 and November 2023, purported stockholder class action lawsuits were filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. While the class action lawsuit filed in November 2023 was dismissed in January 2024, the September 2023 matter remains pending, and we may be the target of additional litigation of this type in the future.
In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation, including currently ongoing securities litigation against us as well as any future securities litigation, and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and Board of Directors’ attention and resources from our business. Additionally, securities litigation, including currently ongoing securities litigation against us as well as any future securities litigation, and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation, including currently ongoing securities litigation against us as well as any future securities litigation, and stockholder activism.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical corporate computer networks, third party hosted services and production computing environment utilized to provide our services, and our critical data, including our intellectual property, confidential information that is proprietary, strategic or competitive in nature, and customer-related data (“Information Systems and Data”).
Our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee (which includes our Chief Financial Officer, Chief Product Officer, Senior Vice President of Engineering and General Counsel), identify, assess and manage the Company’s cybersecurity threats and risks (the “Cybersecurity Function”). Various individuals that are part of the Cybersecurity Function help identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: manual tools, internal and/or external audits, automated tools, conducting threat assessments for internal and external threats, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, use of external intelligence feeds, evaluating our and our industry’s risk profile, third-party-conducted red/blue team testing and tabletop incident response exercises, and evaluating threats reported to us.
Depending on the particular environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan and/or incident response policy, asset management, tracking and disposal, incident detection and response, systems monitoring, vulnerability management policy, vendor management program, disaster recovery/business continuity plans, employee training, risk assessments, penetration testing, cybersecurity insurance, encryption of data, dedicated cybersecurity staff/officer, network security controls, asset management, tracking and disposal, data segregation, systems monitoring, and access controls.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the security organization works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Audit Committee of the Board of Directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, penetration testing firms, threat intelligence service providers, dark web monitoring services, cybersecurity consultants.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. We conduct a cybersecurity risk assessment for vendors that manage, host or process our Information Systems and Data. Depending on the vendor, the program includes a security assessment questionnaire, a review of existing security assessments or reports related to the vendor and the use of third-party risk assessment services and scoring. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the section referred to as: “If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were comprised or affected by a cybersecurity incident, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of management’s assessment and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee. Our current Vice President, Global Head of Information Technology and Chief Information Security Officer has over a decade of IT management experience, over eight years of cybersecurity management experience and is currently an ISACA Certified Information Security Manager (CISM). He reports directly to our Chief Financial Officer.
Various individuals that are part of our Cybersecurity Function are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including various management personnel that are part of the Cybersecurity Function, and our General Counsel, Chief Financial Officer and Chief Executive Officer. Various individuals that are part of the Cybersecurity Function, and our General Counsel, Chief Financial Officer and Chief Executive Officer, work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management processes include reporting to the Audit Committee for certain cybersecurity incidents.
The Audit Committee receives regular reports from various individuals that are part of the Cybersecurity Function concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee and full board also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties
Our headquarters are located in Austin, Texas, where we lease approximately 46,000 square feet pursuant to a lease that expires in July 2028. We have other offices located in New York, New York, London, United Kingdom, and Gurugram, India. These offices are leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
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

On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas.

On November 3, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in New York Supreme Court, County of New York, alleging violations under Sections 11 and 12(a)(2) of the Securities Act of 1933. The complaint alleged that we made false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint sought an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, rescission, equitable and injunctive relief, and other relief as the court may deem just and proper. On January 18, 2024, this purported stockholder class action lawsuit was dismissed without prejudice.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the New York Stock Exchange under the symbol “LAW” since July 21, 2021. On February 15, 2024, the last reported sale price of our common stock on the New York Stock Exchange was $8.24. As of February 15, 2024, we had 36 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
DISCO provides cloud-native, artificial intelligence-powered legal product offerings that simplify legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated product offerings enable legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our product offerings and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our product offerings. We provide legal departments with the ability to centralize legal data into a single platform, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower legal departments to focus on delivering better legal outcomes.
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue in each of the years ended December 31, 2023 and 2022. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our product offerings, our customers can increase usage of our product offerings to cover additional legal matters and adopt more of our offerings. As the amount of enterprise data in our product offerings increases, the strategic value and stickiness of our product offerings within an organization is enhanced.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases. As of December 31, 2023, we had 1,441 customers, increasing from 1,327 customers as of December 31, 2022. We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. As of December 31, 2023 we had 289 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period, increasing from 265 large customers as of December 31, 2022. Large customers accounted for approximately 75%, and 78% of our revenue for the years ended December 31, 2023 and 2022, respectively.
Our go-to-market strategy is focused on acquiring new customers and driving continued use and increased usage of our product offerings for existing customers. We primarily sell through a direct sales force, which is organized based on the stages of our sales motion. Our sales organization is primarily segmented into sales development representatives, field sales, inside sales and our customer success team. In addition, our platform is designed such that customers can grant access to third parties, including law firms and other legal service providers, to use our product offerings on the customers’ behalf. This access facilitates widespread adoption of our product offerings, as these law firms and other legal service providers often become customers on their own or recommend our product offerings to other legal industry participants after realizing the benefits of our product offerings. Likewise, if a law firm is our customer, the law firm may add users from its clients’ legal departments to our platform in order to collaborate with them. These users may then become champions and encourage the companies they work for to become customers.
As of December 31, 2023, we had $159.6 million of cash and cash equivalents. We generated revenue of $138.1 million and $135.2 million in the years ended December 31, 2023 and 2022, respectively, representing a period-over-period growth of 2%. Our net loss was $42.2 million and $70.8 million for the years ended December 31, 2023 and 2022, respectively. We generated Adjusted EBITDA of $(25.9) million and $(44.5) million for the years ended December 31, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from inflation, rising interest rates, and the Russia-Ukraine and Israel-Hamas wars have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces features for these product offerings. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work, such as our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the U.S., and access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. Our future success is dependent on our ability to successfully develop, market and sell our product offerings to both new and existing customers.
Maintain and Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and introducing additional offerings to sell to existing customers. Our long-term offerings strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our platform as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our product offerings, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
A significant majority of our revenue is directly correlated with our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used. As a result, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future.
An indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net retention rate, which compares our revenue from the same set of customers in one period to the prior year period. As of December 31, 2023 and 2022, our dollar-based net retention rate was 92% and 106%, respectively. We calculate our dollar-based net retention rate as of the end of a period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. Our dollar-based net retention rate could decrease over time as our customer base matures and the amount of revenue used in the denominator to calculate net retention grows.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt an integrated, easy-to-use platform like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated product offerings will enable us to efficiently acquire new customers across all channels. As of December 31, 2023, we had 1,441 customers, increasing from 1,327 customers as of December 31, 2022. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our product offerings and expand, retain and motivate our sales and marketing personnel.
Expand Our Sales Coverage
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
Extend and Strengthen Our Channel Partnerships and Integrations
Our partnerships, including with legal services providers and cloud infrastructure providers, assist us in driving awareness and adoption of DISCO and extending our reach. We intend to cultivate and leverage channel partners to grow our market presence, enhance the virality of our product offerings and drive greater sales efficiency. Our future success is dependent in part on our ability to develop and maintain relations with these partners.
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. For example, our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the U.S., and we intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2024. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In 2023, less than 10% of our revenue was generated by customers outside of the United States. We expect to continue to expand our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow products from Congruity360, LLC, or Congruity, in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our product offerings and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end platform provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.
Key Components of Statement of Operations
Revenue
All of our revenue-generating activities directly relate to the sale and support of our legal product offerings within a single operating segment. We have two primary types of contractual arrangements: usage-based and subscription. Our usage-based revenue is derived from contracts under which customers are typically billed monthly based on their usage of our offerings. Subscription revenue is derived from contracts where customers are contractually committed to a minimum data volume over a period of time. Revenue received from usage amounts above the fixed data volume in our subscription contracts is considered usage-based revenue.
In each of the years ended December 31, 2023 and 2022, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with our customers’ use of our product offerings. Cost of revenue also includes outsourced staffing costs, amortization of capitalized software development and personnel costs from employees involved in the delivery of our product offerings. Personnel costs include salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. We intend to continue to invest additional resources in our infrastructure to expand the capability of our product offerings and ensure that our customers are realizing the full benefit of our product offerings. The level, timing and relative investment in our cloud infrastructure could affect our cost of revenue in the future. Additionally, cost of revenue in future periods could be impacted by changes in outsourced staffing costs and amortization associated with capitalized software development costs.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. In the near term, we expect that our research and development expenses will increase in absolute dollars but may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as capitalized software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. In the near term, we expect that our sales and marketing expenses will remain relatively consistent in absolute dollars but will continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022

Revenue	$138,090	$135,190
Cost of revenue(1)	34,948	34,163
Gross profit	103,142	101,027
Operating expenses:
Research and development(1)(2)	51,623	59,258
Sales and marketing(1)(2)	68,132	72,839
General and administrative(1)(2)	33,232	40,738
Total operating expenses	152,987	172,835
Loss from operations	(49,845)	(71,808)
Other income (expense):
Interest and other income	8,306	1,702
Interest and other expense	(168)	(473)
Total other income (expense)	8,138	1,229
Loss from operations before income taxes	(41,707)	(70,579)
Income tax provision	(443)	(186)
Net loss attributable to common stockholders	$(42,150)	$(70,765)
______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$1,036	$938
Research and development	7,767	8,068
Sales and marketing	5,366	4,186
General and administrative	1,989	8,545
Total	$16,158	$21,737

(2)Includes restructuring charges as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$1,510	$—
Sales and marketing	648	—
General and administrative	432	—
Total	$2,590	$—

	Year Ended December 31,
	2023	2022

Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	25	25
Gross profit	75	75
Operating expenses:
Research and development	37	44
Sales and marketing	49	54
General and administrative	24	30
Total operating expenses	111	128
Loss from operations	(36)	(53)
Other income (expense):
Interest and other income	6	1
Interest and other expense	*	*
Total other income (expense)	6	1
Loss from operations before income taxes	(30)	(52)
Income tax provision	*	*
Net loss attributable to common stockholders	(31)%	(52)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
The following table summarizes our quarterly revenue by groups of similar offerings (in thousands):

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Software	$27,560	$27,012	$28,413	$29,282
Services	5,569	7,264	6,530	6,460
Total revenue	$33,129	$34,276	$34,943	$35,742
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$138,090	$135,190	$2,900	2%
Total revenue increased by $2.9 million, or 2%, for the year ended December 31, 2023 compared to the same period in 2022. Revenue related to new customers added since December 31, 2022 contributed $13.9 million, which was partially offset by an $11.0 million decrease in revenue from customers that existed as of December 31, 2022. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $3.0 million, or 3%, for the year ended December 31, 2023 compared to the same period in 2022 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased $0.1 million, or 0.5%, for the year ended December 31, 2023 compared to the same period in 2022. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within DISCO Managed Review.
Cost of Revenue

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$34,948	$34,163	$785	2%
Percentage of revenue	25%	25%
Total cost of revenue increased by $0.8 million, or 2%, for the year ended December 31, 2023 compared to the same period in 2022. This change was primarily driven by a $0.5 million increase in amortization of internally developed software and a $0.2 million increase in costs for cloud hosting as a result of increased usage of our product offerings.
Operating Expenses
Research and Development

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$51,623	$59,258	$(7,635)	(13%)
Percentage of revenue	37%	44%
Research and development expenses decreased by $7.6 million, or 13%, for the year ended December 31, 2023 compared to the same period in 2022. The change was primarily driven by a decrease of $6.9 million in personnel costs, including stock-based compensation, as a result of decreased headcount and the expansion of our operations to lower-cost international locations, and a $2.1 million increase in capitalized software development. This decrease was partially offset by $1.5 million in restructuring costs related to our reductions in force in January and May 2023.
Sales and Marketing

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$68,132	$72,839	$(4,707)	(6%)
Percentage of revenue	49%	54%
Sales and marketing expenses decreased by $4.7 million, or 6%, for the year ended December 31, 2023 compared to the same period in 2022. The change was primarily related to a decrease of $5.0 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel. Additionally, professional services and travel and entertainment expenses decreased $1.3 million and $0.5 million, respectively. These decreases were partially offset by a $1.8 million increase in marketing expenses as well as $0.8 million in restructuring costs related to our reductions in force in January and May 2023.

General and Administrative

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$33,232	$40,738	$(7,506)	(18%)
Percentage of revenue	24%	30%
General and administrative expenses decreased by $7.5 million, or 18%, for the year ended December 31, 2023 compared to the same period in 2022. This change was primarily attributable to a $6.5 million decrease in personnel costs, including stock-based compensation. This decrease included a $7.7 million reversal of stock-based compensation costs related to the cancelled 10-year performance award previously granted to our former CEO (the “CEO Performance Award”). Had the CEO Performance Award not been cancelled, personnel costs would have increased $1.2 million. The decrease is also attributable to $1.3 million in unoccupied lease charges and moving expenses incurred in 2022 related to the opening of our new headquarters in Austin, Texas, as well as $0.4 million in issuance costs related to the CEO Performance Award granted in 2022. Further, corporate insurance costs decreased $0.7 million. These decreases were partially offset by $0.2 million in restructuring costs related to our reductions in force in January and May 2023.

Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; CEO Performance Award issuance expense; unoccupied lease expense; restructuring charges; acquisition revaluation expense; expenses associated with stockholder litigation; and other one-time, non-recurring items, when applicable.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(42,150)	$(70,765)
Depreciation and amortization expense	4,159	2,974
Income tax provision	443	186
Interest and other, net	(8,138)	(1,229)
Stock-based compensation expense	16,158	21,737
Payroll tax expense on employee stock transactions	470	520
CEO Performance Award issuance expense	—	386
Unoccupied lease expense	—	1,127
Restructuring charges	2,590	—
Acquisition revaluation expense	500	540
Expenses associated with stockholder litigation	74	—
Adjusted EBITDA	$(25,894)	$(44,524)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of December 31, 2023 and 2022, our principal sources of liquidity were cash and cash equivalents, totaling $159.6 million and $203.2 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of December 31, 2023:

	Payments Due by Period
	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(in thousands)
Operating lease commitments(a)	$2,231	$4,260	$3,562	$—	$10,053
Finance lease commitments(b)	47	94	75	—	216
Cloud platform purchase commitments(c)	18,000	18,000	—	—	36,000
Other purchase commitments(d)	868	385	—	—	1,253
Total	$21,146	$22,739	$3,637	$—	$47,522
a.We occupy certain facilities under non-cancelable lease arrangements. Our New York lease agreement is set to expire in May 2024 and our Austin lease agreement is set to expire in July 2028. We may lease or purchase additional space as needed to accommodate our needs.
b.We lease certain furniture and fixtures classified as a finance lease. The leased furniture is depreciated on a straight-line basis over the shorter of the life of the lease or 5 years and is included in depreciation expense.
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
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates, the Russia-Ukraine and Israel-

Hamas wars, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2024. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(25,531)	$(46,014)	$20,483	(45)%
Cash used in investing activities	(20,035)	(9,688)	(10,347)	107%
Cash provided by financing activities	1,873	3,469	(1,596)	(46)%
Net decrease in cash and cash equivalents	$(43,693)	$(52,233)	$8,540	(16)%
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
Net cash used in operating activities for the year ended December 31, 2023 was $25.5 million, a decrease of $20.5 million from net cash used in operating activities of $46.0 million for the year ended December 31, 2022. The change in cash flow used in operations was primarily due to a decrease in net loss of $28.6 million. Fluctuations in net loss are further explained in the Comparison of Years Ended December 31, 2023 and 2022 section included elsewhere in Management’s Discussion and Analysis. The decrease in cash used in operating activities was also due to a $1.2 million increase in depreciation and amortization expense due to additional fixed assets and capitalized software development, an increase in accounts payable and accrued expenses of $1.1 million related to the growth of our operations, and an increase in other current assets of $0.7 million related to various prepaid expenses. These decreases in cash used in operating activities were partially offset by a decrease in stock-based compensation of $5.6 million primarily related to the cancellation of the CEO Performance Award, a $3.4 million increase in accounts receivable related to lower collections of outstanding balances, as well as a $1.4 million decrease in deferred revenue as performance obligations are satisfied.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $20.0 million, an increase of $10.3 million from net cash used in investing activities of $9.7 million for the year ended December 31, 2022. The increase in cash used in investing activities was primarily related to the purchase of the primary law intangible asset from Fastcase, Inc. of $14.0 million to support new features in our product offerings. This increase was partially offset by a $4.1 million decrease in cash paid for the acquisition of legal workflow products from Congruity.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $1.9 million, a decrease of $1.6 million from net cash provided by financing activities of $3.5 million for the year ended December 31, 2022. The change in cash flows was primarily related to a decrease in proceeds from exercises of stock options of $3.5 million due to an decrease in option exercise activity. This decrease was partially offset by net proceeds received from the issuance of common stock under the ESPP of $1.5 million.
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
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Capitalized Software Development
We capitalize certain costs related to the development of our product offerings and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary development efforts are successfully completed, and (ii) it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within product development expenses in our consolidated statements of operations and comprehensive loss. The capitalization of software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our product offerings, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of software development costs we capitalize and amortize could change in future periods.
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
On May 20, 2022, the Compensation Committee approved the CEO Performance Award to Kiwi Camara, the Company’s Co-Founder and who was then serving as the Chief Executive Officer, subject to approval of our stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award is a 10-year nonstatutory stock option, the vesting of which is tied solely to achieving stock price milestones. The milestone price requirement is considered a market condition under ASC Topic 718 Compensation - Stock Compensation. The grant date fair value of the CEO Performance Award was estimated using Monte Carlo simulations based on the following key assumptions:
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
If any assumptions used in the Monte Carlo simulations changed significantly, stock-based compensation expense may differ. On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award, and all stock-based compensation expense incurred to date was reversed in the period in which the termination and cancellation occurred.
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
Interest Rate Risk
We had cash and cash equivalents of $159.6 million and $203.2 million as of December 31, 2023 and 2022, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenue and expenses are denominated in other currencies, namely, British pound, Canadian dollar and India rupee. Our subsidiaries remeasure monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenue and expense accounts are remeasured at the average exchange rate in effect during the period. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiary’s financial statements into U.S. dollars would result in a realized gain or loss which is recorded in our consolidated statements of operations and comprehensive loss. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign exchange rates during the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CS Disco, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CS Disco, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Austin, Texas
February 22, 2024

CS DISCO, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$159,551	$203,244
Accounts receivable, net	26,993	22,720
Prepaid expenses and other current assets	5,795	5,576
Total current assets	192,339	231,540
Property and equipment, net	9,663	7,507
Operating lease right-of-use assets	8,143	9,824
Primary law intangible asset, net	14,000	—
Other intangible assets, net	681	962
Goodwill	5,898	5,898
Other assets	823	591
Total assets	$231,547	$256,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,234	$8,485
Accrued expenses	5,502	4,705
Accrued salary and benefits	6,230	3,536
Deferred revenue	4,285	4,100
Operating leases	1,826	1,902
Finance leases	41	39
Total current liabilities	23,118	22,767
Operating leases, non-current	7,136	8,770
Finance leases, non-current	158	199
Other liabilities	800	950
Total liabilities	31,212	32,686
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of December 31, 2023 and 2022; 61,010 and 59,190 shares issued and outstanding as of December 31, 2023 and 2022, respectively	306	296
Additional paid-in capital	440,408	421,569
Accumulated deficit	(240,379)	(198,229)
Total stockholders’ equity	200,335	223,636
Total liabilities and stockholders’ equity	$231,547	$256,322

CS DISCO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$138,090	$135,190
Cost of revenue	34,948	34,163
Gross profit	103,142	101,027
Operating expenses:
Research and development	51,623	59,258
Sales and marketing	68,132	72,839
General and administrative	33,232	40,738
Total operating expenses	152,987	172,835
Loss from operations	(49,845)	(71,808)
Other income (expense)
Interest and other income	8,306	1,702
Interest and other expense	(168)	(473)
Loss from operations before income taxes	(41,707)	(70,579)
Income tax provision	(443)	(186)
Net loss attributable to common stockholders	$(42,150)	$(70,765)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,139	58,753

CS DISCO, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2021	58,010	$291	$395,850	$(127,464)	$268,677
Exercise of stock options	922	4	4,055		4,059
Repurchase of common stock related to net share settlement	(7)	—	(264)	—	(264)
Vesting of restricted stock units	265	1	(1)	—	—
Stock compensation expense	—	—	21,929	—	21,929
Net loss		—		(70,765)	(70,765)
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	312	2	541	—	543
Repurchase of common stock related to net share settlement	(11)	—	(89)	—	(89)
Vesting of restricted stock units	1,328	7	(7)	—	—
Cancellation of Restricted Stock Awards	(13)	—	—	—	—
Issuance of Common Stock under ESPP	204	1	1,458	—	1,459
Stock compensation expense	—	—	16,936	—	16,936
Net loss	—	—	—	(42,150)	(42,150)
Balance at December 31, 2023	61,010	$306	$440,408	$(240,379)	$200,335

CS DISCO, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(42,150)	$(70,765)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	4,159	2,974
Stock-based compensation	16,158	21,737
Charge to allowance for credit losses	2,432	1,294
Loss (gain) on disposal of long-lived assets	41	(1)
Unoccupied lease charges	—	1,127
Remeasurement of contingent consideration	500	540
Non-cash operating lease costs	1,681	1,452
Changes in operating assets and liabilities:
Accounts receivable	(6,705)	(3,274)
Prepaid expenses and other current assets	(310)	(989)
Other long-term assets	(226)	(237)
Accounts payable	(4,091)	3,186
Accrued expenses and other	4,226	(4,199)
Deferred revenue	185	1,621
Operating lease liabilities	(1,710)	(614)
Other liabilities	279	134
Net cash used in operating activities	(25,531)	(46,014)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(4,859)	(4,378)
Purchase of primary law intangible asset	(14,000)	—
Proceeds from disposal of equipment	4	—
Cash paid for acquisitions	(1,180)	(5,310)
Net cash used in investing activities	(20,035)	(9,688)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions and other offering costs	—	(284)
Proceeds from exercise of stock options	543	4,059
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	1,459	—
Repurchase of common stock related to net share settlement	(89)	(264)
Principal payments on finance lease obligations	(40)	(42)
Net cash provided by financing activities	1,873	3,469
Net decrease in cash and cash equivalents:	(43,693)	(52,233)
Cash and cash equivalents at beginning of period	203,244	255,477
Cash and cash equivalents at end of period	$159,551	$203,244

CS DISCO, INC.

Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure:
Cash paid for taxes	$766	$397
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$448	$240
Acquisition holdback	$—	$800
Contingent consideration related to acquisition	$481	$1,133

CS DISCO, INC.
Notes to the Consolidated Financial Statements

1. Organization and Nature of Operations
CS Disco, Inc. (the “Company” or “DISCO”) has built cloud-native, AI-powered product offerings that enterprises, law firms, legal services providers, and governments use for legal hold, legal request, ediscovery, legal document review and case management in a wide variety of legal matters, ranging from litigation to investigations to compliance to diligence. The Company’s headquarters are located in Austin, Texas.
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

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from inflation, rising interest rates as well as the effects of global events, such as the Russia-Ukraine and the Israel-Hamas wars have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. There is judgment required in the Company’s process in determining the nature and timing of the satisfaction of performance obligations which affect the amounts of revenue, unbilled receivables and deferred revenue. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets, fair value of acquired intangible assets, carrying value of goodwill, fair value of contingent consideration, income taxes and deferred tax asset valuation and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Accounts Receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. The Company determines its trade accounts receivable allowances based upon the assessment of various factors, such as: historical experience, credit quality of its customers, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company does not have any off-balance sheet credit exposure related to its customers.
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $3.1 million for expected losses for the year ended December 31, 2023, and $1.1 million has been written off and charged against the allowance for the year ended December 31, 2023. Recoveries made by the Company were $0.7 million for the year ended December 31, 2023. The allowance for credit losses related to accounts receivable was $2.8 million and $1.5 million as of December 31, 2023 and December 31, 2022, respectively. Unbilled receivables were $2.8 million and $2.0 million as of December 31, 2023 and December 31, 2022, respectively, and were included within accounts receivable on the consolidated balance sheets.

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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at December 31, 2023 and 2022.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended December 31, 2023 and 2022.

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

Capitalized Software Development Costs
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. The Company capitalizes qualifying software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
In connection with the Company’s acquisition of legal workflow products from Congruity360, LLC (“Congruity”) discussed in Note 7, “Acquisitions and Goodwill,” and Note 8 “Intangible Assets,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the years ended December 31, 2023 or 2022.
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
Revenue Recognition
Refer to Note 3, “Revenue” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $5.5 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
Cost of Revenue
Cost of revenue consists primarily of third-party cloud infrastructure expenses incurred in connection with the Company’s customers’ use of its product offerings. Cost of revenue also includes outsourced staffing costs, amortization of capitalized software development and personnel costs from employees involved in the delivery of the Company’s product offerings. Personnel costs include salaries, benefits, bonuses, stock-based compensation and allocated overhead costs.
Research and Development
Research and development expenses consist primarily of personnel-related costs for the Company’s development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees, third-party cloud infrastructure expenses incurred in developing the Company’s product offerings and software services dedicated for use by the Company’s research and development organization.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees, directors and non-employees, based on the estimated fair value of the awards on the date of grant. The fair value of restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits the taxes to government authorities. The Company relieves the sales tax payable balances from the consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow products from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.81 years. As of December 31, 2023, the Company has paid $0.4 million of contingent consideration. As of December 31, 2023, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $1.3 million with a remaining period of 0.96 years. The short-term and long-term portions of this amount are recorded in accounts payable and other liabilities, respectively, on the consolidated balance sheet.
The fair value of the contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflect management’s best estimate of future results, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant fluctuations in the fair value of contingent consideration based on actual results. The fair value of this contingent consideration will continue to be revalued on a quarterly basis. Changes in the fair value of the contingent consideration are recorded as general and administrative expense in the consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2023 and 2022.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
3. Revenue Recognition
Revenue is recognized, in an amount that reflects the consideration the Company expects to be entitled to over the term of the agreement, when control of the Company’s product offerings are transferred to customers.
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
The Company’s software contracts do not allow the customer to take possession of the software supporting the cloud-based platform. Customers are not entitled to any refunds.
The Company’s arrangements do not contain general rights of return. However, credits may be issued on a case-by-case basis. Amounts that have been invoiced are recorded in accounts receivable and in revenue or deferred revenue depending on whether the revenue recognition criteria have been met.
Nature of Contractual Arrangements
The Company’s revenue-generating activities directly relate to the sale and support of its legal product offerings within a single operating segment. The Company disaggregates revenue from contracts with customers based on how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has two primary types of contractual arrangements: usage-based and subscription. Usage-based revenue is generated from contracts that are typically billed on a monthly basis and can be canceled with one month’s notice or are incurred on a time and materials basis. Subscription revenue is derived from contracts where customers are contractually committed to a fixed data volume over a period of time. Usage amounts above the fixed data volume are considered usage-based revenue. Subscription arrangements are billed in advance, typically on a monthly, quarterly or annual basis. Subscription revenue is recognized ratably over the life of the contract.
In the years ended December 31, 2023 and 2022, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.1 million and $2.2 million of deferred revenue as of December 31, 2022 and 2021, respectively, the Company recognized $4.1 million and $2.2 million as revenue during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022 the Company recorded $4.3 million and $4.1 million of current deferred revenue, respectively. No non-current deferred revenue was recorded as of December 31, 2023. The Company’s non-current deferred revenue was nominal as of December 31, 2022.
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
As of December 31, 2023, the Company expects to recognize approximately $24.3 million of revenue from RPO. The Company expects to recognize revenue of approximately $12.3 million as of December 31, 2023 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the years ended December 31, 2023 and

2022, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Year Ended December 31,
	2023	2022
Software	$112,267	$109,265
Services	25,823	25,925
Total revenue	$138,090	$135,190
Software is comprised of revenues related to our DISCO Hold, DISCO Request, DISCO Ediscovery, and DISCO Case Builder products. Services is comprised of revenues related to our DISCO Review business and professional services.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022
United States	$127,299	$126,504
All other countries	10,791	8,686
Total revenue	$138,090	$135,190
Long-lived assets outside of the United States are not significant.
4. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$5,698	$5,089
Capitalized software development	11,047	6,707
Leasehold improvements	1,029	467
Furniture	1,203	1,185
Total property and equipment	18,977	13,448
Less: accumulated depreciation and amortization	(9,314)	(5,941)
Property and equipment, net	$9,663	$7,507
Depreciation and amortization expense relating to the Company’s property and equipment was $3.8 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense relating to the cost of revenue for capitalized software development was $1.7 million and $1.2 million for the years ended December 31, 2023 and 2022 respectively.
The Company capitalized $4.3 million and $1.5 million in capitalized software development costs in the years ended December 31, 2023 and 2022, respectively. Included within capitalized development costs were $0.9 million and $0.2 million of stock-based compensation expense in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022 the unamortized balance of capitalized software development costs on the Company’s consolidated balance sheets was approximately $6.8 million and $4.3 million, respectively. No impairment indicators were identified when the capitalized development costs were assessed for impairment for the years ended December 31, 2023 and 2022.

5. Leases
The Company leases office spaces under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the term expires on May 31, 2024. For each lease, the Company recognizes a right-of-use-asset and lease liability. The asset and liability are then amortized as payments are made.
The Company did not incur any unoccupied lease expense during the year ended December 31, 2023. The Company incurred $1.1 million in unoccupied lease expense for leased facilities in Austin, Texas for the related contractual lease payments and fees for the year ended December 31, 2022.
The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$2,414	$1,784
Finance lease expense
Amortization expense	179	56
Interest on lease liability	8	7
Total lease cost	$2,601	$1,847
Supplemental cash flow information and non-cash activity related to the Company’s leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$2,443	$782
Cash paid for financing lease liabilities	$40	$42
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,935

The weighted average remaining lease term and discount rate as of December 31, 2023 are as follows:

Weighted Average Remaining Lease Term
Operating leases	4.51 years
Finance leases	4.59 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	5.00%

Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	Year Ended December 31, 2023
	Operating Leases	Finance Leases
2024	$2,231	$47
2025	2,098	47
2026	2,162	47
2027	2,229	47
2028	1,333	28
Thereafter	—	—
Total lease payments	$10,053	$216
Less: imputed interest	(1,091)	(17)
Present value of lease liabilities	$8,962	$199
As of December 31, 2023, the Company had no additional operating or finance leases with future commencement dates.
6. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. See Note 5, “Leases,” for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Additionally, the Company has contractual commitments that are noncancellable and expire within one to two years after December 31, 2023. These commitments, which relate mainly to hosting agreements as well as computer software licenses used to facilitate company operations, are as follows (in thousands):

Purchase obligations	December 31, 2023

2024	$18,868
2025	18,385
2026	—
Thereafter	—
Total	$37,253

Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas.
On November 3, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in New York Supreme Court, County of New York, alleging violations under Sections 11 and 12(a)(2) of the Securities Act of 1933. The complaint alleged that the Company made false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint sought an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, rescission, equitable and injunctive relief, and other relief as the court may deem just and proper. On January 18, 2024, this purported stockholder class action lawsuit was dismissed without prejudice.
7. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow products from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of December 31, 2023, the estimated fair value of the contingent consideration was $1.3 million. The Company incurred $0.5 million of expense related to the revaluation of the of the contingent consideration in each of the years ended December 31, 2023 and 2022 and has paid $0.4 million of the contingent consideration as of December 31, 2023. The legal workflow products expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Pro forma results of operations for this acquisition have not been presented because the acquisition was not material to the consolidated results of operations and comprehensive loss. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of December 31, 2023 and 2022. No impairment of goodwill has been recorded to date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
8. Intangible Assets
Primary Law
On August 17, 2023, the Company executed a five-year $14.0 million licensing agreement with Fastcase, Inc., whereby the Company received a perpetual license of Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipates integrating primary law into its product offerings to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. Fastcase will provide the Company with regular data updates during the initial term. After the initial term, the Company will have an option to renew the agreement for an additional five-year term, following which the Company will then have the option to renew the agreement for an unlimited number of successive one-year renewal periods. The agreement will continue to automatically renew until terminated by either party with 60 days’ notice. During all renewal periods, Fastcase will continue to provide regular data updates. In accordance with ASC 350, Intangible— Goodwill and Other, the data obtained is classified as an intangible asset. The Company will begin recognizing amortization of the intangible asset, over a useful life of 10 years, once the asset is available for its intended use.

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(334)	$566	5 years
Customer relationships	300	(185)	115	3 years
Total	$1,200	$(519)	$681
Other intangible asset amortization expense was $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the consolidated statements of operations and comprehensive loss.
As of December 31, 2023, future amortization expense by year is expected to be as follows (in thousands):

Amount
2024	$280
2025	195
2026	180
2027	26
Thereafter	—
Total	$681
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with these reductions, the Company recorded restructuring charges of $2.6 million during the year ended December 31, 2023 consisting of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges. As of December 31, 2023, the Company had nominal restructuring activities recorded within accrued expenses in its consolidated balance sheet as of such date. The Company did not incur any restructuring charges during the year ended December 31, 2022.

10. Stock-Based Compensation
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2023, 8.1 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $16.2 million and $21.7 million for the years ended December 31, 2023 and 2022, respectively.

Stock Options
Prior to becoming a public company in 2021, the Company granted options to employees, directors and consultants. The Company ceased granting options after its initial public offering in July 2021. Options were granted with an exercise price equal to the fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options generally vest according to a four-year vesting schedule, with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remainder of the shares vesting in equal monthly vesting installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2021	2,560	$7.29	5.46	$72,875
Granted	—	—
Exercised	(922)	4.40
Forfeited and cancelled	(366)	15.63
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Granted	—	—
Exercised	(312)	1.74
Forfeited and cancelled	(436)	10.14
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Options vested and exercisable as of December 31, 2023	490	$6.74	4.30	$1,383
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $1.6 million and $20.0 million during the years ended December 31, 2023 and 2022, respectively.
As of the years ended December 31, 2023 and 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.3 million and $1.2 million, which is expected to be recognized over a weighted-average period of 1.08 years and 1.57 years, respectively.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, 50,000 and 100,000 RSAs vested and were released from the Company’s right to repurchase, respectively. During the year ended December 31, 2023, 12,500 RSAs were cancelled. During the year ended, December 31, 2022, no RSAs were cancelled. There were 100,000 and 162,500 RSAs oustanding as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had $1.6 million and $2.5 million of unrecognized stock-based compensation related to RSAs, respectively. The weighted average remaining requisite service period was 2.00 years and 2.78 years, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year or four years, subject to the continuous service of the individual.
In February 2023 and March 2022, the Company granted PSUs for 0.9 million shares and 0.6 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs granted in 2023 have a one year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. The PSUs granted in 2022 had a one-year performance period based on a revenue goal for fiscal year 2022 that determined the total vestable shares. For all PSUs, after the applicable performance period, one-third of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. Subsequent to December 31, 2023, it was determined that the Company partially met the performance goals, and accordingly, the PSUs granted in 2023 will vest at approximately 60% attainment. The Company did not achieve the performance goals for 2022 and, as a result, all of the PSUs granted in 2022 expired. As of December 31, 2023, none of the PSUs granted in 2023 had vested or settled and 0.2 million of the PSUs granted in 2023 were cancelled.

The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding balance as of December 31, 2021	469	$47.12	$16,781
Granted	3,361	24.62	—
Exercised	(264)	37.43	—
Forfeited and cancelled	(581)	32.98	—
Unvested and outstanding as of December 31, 2022	2,985	$25.39	$18,864
Granted	2,996	8.29	—
Vested	(1,328)	16.22	—
Forfeited and cancelled	(2,115)	19.93	—
Unvested and outstanding as of December 31, 2023	2,538	$14.56	$19,264
At December 31, 2023 and 2022, there was an estimated $28.9 million and $56.9 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. The weighted average remaining requisite service period was 0.81 years and 3.24 years, respectively.
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
Recognition of stock-based compensation expense of all the tranches commenced on the date of grant and was recognized ratably over the expected vesting period of each respective tranche. If the related Milestone Price was achieved earlier than its expected achievement period, then the stock-based compensation expense for that vesting tranche would have been accelerated and recorded in the period in which the associated Milestone Price is achieved. The Milestone Price requirement was considered a market condition under ASC 718. The Company estimated the grant date fair value of the CEO Performance Award using Monte Carlo simulations based on the key assumptions for estimating the fair value of the award at the date of grant including volatility of the Company’s common stock price, post-vesting exercise behavior and the derived service period.
On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the company reversed the $7.7 million in previously recognized stock-based compensation expense in September 2023, which is the period the termination and cancellation occurred.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized total stock-based compensation expense related to the ESPP of $0.5 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively.
11. Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
U.S.	$(42,845)	$(71,379)
Non-U.S.	1,138	800
Loss before income taxes	$(41,707)	$(70,579)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	54	31
Foreign	245	123
Total current	299	154
Deferred
Federal	138	12
State	6	3
Foreign	—	17
Total deferred	144	32
Provision for income taxes	$443	$186
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

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$40,911	$38,144
Capitalized research and development costs	17,868	11,018
Deferred expenses	2,526	1,478
Lease liability	2,303	2,785
Stock compensation	1,197	3,049
Depreciation and amortization	470	311
Credits	—	142
Total deferred tax assets	$65,275	$56,927
Deferred tax liabilities
Capitalized service costs	$(1,787)	$(1,162)
Right-of-use asset	(2,093)	(2,564)
Subsidiary outside basis difference	(110)	—
Total deferred tax liabilities	(3,990)	(3,726)
Net deferred tax asset before valuation allowance	61,285	53,201
Less: valuation allowance	(61,430)	(53,216)
Net deferred tax asset (liability)	$(145)	$(15)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During the year ended December 31, 2023, the valuation allowance increased by approximately $8.2 million due to continuing operations.
As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $156.1 million and $146.9 million, respectively, and state net operating loss carryforwards of approximately $132.3 million and $118.4 million, respectively, that will begin to expire in 2033, if not utilized prior to that time. Approximately $125.0 million of the U.S. federal net operating losses arose in tax years beginning after December 31, 2017 and have an indefinite carryforward period. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.
The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes due to the following:

	Year Ended December 31,
	2023	2022
Income tax at U.S. statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(19.7)	(27.6)
State taxes, net of federal benefit	3.8	6.0
Permanent items	(0.7)	(0.1)
Stock-based compensation	(5.9)	—
Tax credits	—	0.5
Other items	0.3	—
Income tax provision effective rate	(1.2)%	(0.2)%
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, the United Kingdom, Canada, and India. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020. Operating losses generated remain open to adjustment until the statute of limitations closes for the tax year in which the operating losses are utilized. The Company is not currently under examination by any tax jurisdictions, but tax years 2020 through 2023 remain open to examination.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. As of December 31, 2023 and 2022, the Company has recorded no unrecognized tax benefits.
The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense. During the years ended December 31, 2023 and 2022, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
A U.S. stockholder is subject to tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. Under GAAP, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has previously elected to account for GILTI as a period cost in the year the tax is incurred.
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s software development expenditures were capitalized and amortized for income tax purposes.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $2.3 million and $2.4 million in employer contributions to the plan during the years ended December 31, 2023 and 2022, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of December 31, 2023 and 2022, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss applicable to common stockholders basic and diluted	$(42,150)	$(70,765)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,139	58,753
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.20)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2023	2022
Stock options	524	1,272
Unvested restricted stock awards	100	163
Unvested restricted stock units, including performance-based restricted stock units	2,538	2,985
Total	3,162	4,420

14. Subsequent Events
For the period subsequent to December 31, 2023 through February 22, 2024, the Company granted a total of 3.9 million RSUs and PSUs to employees pursuant to the 2021 Plan. The fair value of the RSU and PSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The Company expects to recognize aggregate stock-based compensation expense of $30.5 million related the RSUs and PSUs over a weighted-average requisite service period of approximately 2.95 years.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10 (other than as set forth below) will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders, or the 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated by reference.
We have adopted a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The full text of our Code of Conduct is available on our website at ir.csdisco.com. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions to our directors from provisions in the Code of Conduct. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our 2024 Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our 2024 Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our 2024 Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our 2024 Proxy Statement and is incorporated by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
Our consolidated Financial Statements are listed within Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.
(c) Exhibits
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2*	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2	Description of Securities.	10-K	001-40624	4.2	February 25, 2022
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6+	Employment Agreement by and between the Registrant and Scott Hill.	10-Q	001-40624	10.1	November 9, 2023
10.7+	Amended and Restated Employment Agreement by and between the Registrant and Kiwi Camara.	10-Q	001-40624	10.5	November 10, 2021
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.9+	Amended and Restated Employment Agreement by and between the Registrant and Kevin Smith.	10-Q	001-40624	10.1	May 10, 2023
10.10+	Non-Employee Director Compensation Policy.	10-Q	001-40624	10.1	May 13, 2022
10.11+	Forms of Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	10-Q	001-40624	10.2	May 13, 2022
10.12+	Performance Bonus Plan.	10-Q	001-40624	10.3	May 13, 2022
10.13+	CEO Performance Award (included on Appendix A of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders filed on May 31, 2022).	DEF 14A	001-40624	N/A	May 31, 2022
10.14+†	Sublease Agreement, dated May 23, 2022, by and between the Registrant and Workrise Technologies, Inc.	10-Q	001-40624	10.1	August 12, 2022
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy of the Registrant.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CS DISCO, INC.

Date: February 22, 2024	By:	/s/ Scott Hill
	Name:	Scott Hill
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott Hill and Michael S. Lafair, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Hill	Chief Executive Officer and Director	February 22, 2024
Scott Hill	(Principal Executive Officer)

/s/ Michael S. Lafair	Executive Vice President, Chief Financial Officer	February 22, 2024
Michael S. Lafair	(Principal Financial and Accounting Officer)

/s/ Krishna Srinivasan	Chair of the Board of Directors and Director	February 22, 2024
Krishna Srinivasan

/s/ Tyson Baber	Director	February 22, 2024
Tyson Baber

/s/ Susan L. Blount	Director	February 22, 2024
Susan L. Blount

/s/ Colette Pierce Burnette	Director	February 22, 2024
Colette Pierce Burnette

/s/ Aaron Clark	Director	February 22, 2024
Aaron Clark

/s/ Robert P. Goodman	Director	February 22, 2024
Robert P. Goodman

/s/ James Offerdahl	Director	February 22, 2024
James Offerdahl