Form 10-Q
period 2024-03-31
CS Disco, Inc.
filed 2024-05-09
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 59,976,004 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$148,679	$159,551
Accounts receivable, net	24,501	26,993
Prepaid expenses and other current assets	5,388	5,795
Total current assets	178,568	192,339
Property and equipment, net	9,518	9,663
Operating lease right-of-use assets	7,878	8,143
Primary law intangible asset, net	14,000	14,000
Other intangible assets, net	610	681
Goodwill	5,898	5,898
Other assets	804	823
Total assets	$217,276	$231,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,995	$5,234
Accrued expenses	6,341	5,502
Accrued salary and benefits	3,134	6,230
Deferred revenue	3,501	4,285
Operating leases	1,983	1,826
Finance leases	41	41
Total current liabilities	16,995	23,118
Operating leases, non-current	6,702	7,136
Finance leases, non-current	148	158
Other liabilities	278	800
Total liabilities	24,123	31,212
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 61,101 and 61,010 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	306	306
Additional paid-in capital	444,040	440,408
Accumulated deficit	(251,193)	(240,379)
Total stockholders’ equity	193,153	200,335
Total liabilities and stockholders’ equity	$217,276	$231,547

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$35,571	$33,129
Cost of revenue	8,852	8,277
Gross profit	26,719	24,852
Operating expenses:
Research and development	12,079	15,772
Sales and marketing	15,808	19,060
General and administrative	11,164	12,300
Total operating expenses	39,051	47,132
Loss from operations	(12,332)	(22,280)
Other income (expense)
Interest and other income	1,986	1,947
Interest and other expense	(150)	8
Loss from operations before income taxes	(10,496)	(20,325)
Income tax provision	(86)	(40)
Net loss attributable to common stockholders	$(10,582)	$(20,365)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,188	59,410

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,010	$306	$440,408	$(240,379)	$200,335
Exercise of stock options	8	—	10	—	10
Repurchase of common stock related to net share settlement	(5)	—	(39)	—	(39)
Vesting of restricted stock units	380	2	(2)	—	—
Issuance of common stock under Employee Stock Purchase Plan	51	—	360	—	360
Stock compensation expense	—	—	5,787	—	5,787
Common stock repurchases under share repurchase program	(343)	(2)	(2,484)	(232)	(2,718)
Net loss	—	—	—	(10,582)	(10,582)
Balance at March 31, 2024	61,101	$306	$444,040	$(251,193)	$193,153

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	220	1	259	—	260
Repurchase of common stock related to net share settlement	(2)	—	(15)	—	(15)
Vesting of restricted stock units	112	1	(1)	—	—
Cancellation of restricted stock awards	(13)	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	132	1	931	—	932
Stock compensation expense	—	—	7,350	—	7,350
Net loss	—	—	—	(20,365)	(20,365)
Balance at March 31, 2023	59,639	$299	$430,093	$(218,594)	$211,798

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(10,582)	$(20,365)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,075	952
Stock-based compensation	5,673	7,224
Charge to allowance for credit losses	564	831
Non-cash operating lease costs	265	218
Changes in operating assets and liabilities:
Accounts receivable	1,927	(1,963)
Prepaid expenses and other current assets	409	676
Other long-term assets	17	(124)
Accounts payable	(2,838)	(1,765)
Accrued expenses and other	(2,738)	(248)
Deferred revenue	(784)	69
Operating lease liabilities	(278)	(242)
Other liabilities	(40)	(15)
Net cash used in operating activities	(7,330)	(14,752)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(688)	(844)
Cash paid for acquisitions	—	(1,180)
Net cash used in investing activities	(688)	(2,024)
Cash flow from financing activities:
Proceeds from exercise of stock options	10	260
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	360	932
Repurchase of common stock related to net share settlement	(39)	(15)
Repurchase of common stock related to share repurchase program	(2,718)	—
Cash Paid for acquisitions	(457)	—
Principal payments on finance lease obligations	(10)	(10)
Net cash provided by (used in) financing activities	(2,854)	1,167
Net decrease in cash and cash equivalents:	(10,872)	(15,609)
Cash and cash equivalents at beginning of period	159,551	203,244
Cash and cash equivalents at end of period	$148,679	$187,635
Supplemental disclosure:
Cash paid for taxes	$198	$125
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$56	$204
Contingent consideration related to acquisition	$481	$753

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

Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated. There are no differences between the net loss and comprehensive loss.

Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.8 million for expected losses for the three months ended March 31, 2024, and $0.6 million has been written off and charged against the allowance for the three months March 31, 2024. Recoveries made by the Company were $0.3 million for the three months March 31, 2024. The allowance for credit losses related to accounts receivable was $2.7 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively. Unbilled receivables were $2.9 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.

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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at March 31, 2024 and December 31, 2023.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended March 31, 2024 and December 31, 2023.

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

Capitalized Software Development Costs
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements or related to the development of product offerings are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. The Company capitalizes qualifying software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred for maintenance, minor upgrades and enhancements are expensed. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three months ended March 31, 2024 or 2023.

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
Revenue Recognition
Refer to Note 3, “Revenue” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.2 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.
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
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow products from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.81 years. As of March 31, 2024, the Company has paid $1.2 million of contingent consideration. As of March 31, 2024, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.5 million with a remaining period of 0.71 years. The balance of this contingent consideration is recorded in accrued expenses on the condensed consolidated balance sheet.
The fair value of the contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflect management’s best estimate of future results, but these estimates are not observable inputs by a market participant and contain a high degree of uncertainty. The Company could experience significant fluctuations in the fair value of contingent consideration based on actual results. The fair value of this contingent consideration will continue to be revalued on a quarterly basis. Changes in the fair value of the contingent consideration are recorded as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2024 and December 31, 2023.
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect of this new guidance on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect of this new guidance on the consolidated financial statements.

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
In the three months ended March 31, 2024 and 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended March 31, 2024 and 2023, subscription revenue fees represented 11% and 12% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million and $4.1 million of deferred revenue as of December 31, 2023 and

2022, respectively, the Company recognized $2.3 million and $2.1 million as revenue during the three months March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023 the Company recorded $3.5 million and $4.3 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company expects to recognize approximately $21.2 million of revenue from RPO. The Company expects to recognize revenue of approximately $10.8 million as of March 31, 2024 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three months ended March 31, 2024 and 2023, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended March 31,
	2024	2023
Software	$29,909	$27,560
Services	5,662	5,569
Total revenue	$35,571	$33,129
Software is comprised of revenues related to our DISCO Hold, DISCO Request, DISCO Ediscovery, and DISCO Case Builder products. Services is comprised of revenues related to our DISCO Review business and professional services.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$32,353	$30,611
All other countries	3,218	2,518
Total revenue	$35,571	$33,129
Long-lived assets outside of the United States are not significant.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$5,871	$5,698
Capitalized software development	11,756	11,047
Leasehold improvements	1,047	1,029
Furniture	1,203	1,203
Total property and equipment	19,877	18,977
Less: accumulated depreciation and amortization	(10,359)	(9,314)
Property and equipment, net	$9,518	$9,663

As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use or related to the development of product offerings and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense relating to the Company’s property and equipment was $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
5. Leases
The Company leases office spaces under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the term expires on May 31, 2024. In February 2024, the Company exercised its option to extend the New York lease until November 30, 2024. For each lease, the Company recognizes a right-of-use-asset and lease liability. The asset and liability are then amortized as payments are made.
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of March 31, 2024
	Operating Leases	Finance Leases
Remainder of 2024	$1,848	$35
2025	2,098	47
2026	2,162	47
2027	2,229	47
2028	1,333	28
Thereafter	—	—
Total lease payments	$9,670	$204
As of March 31, 2024, the Company had no additional operating or finance leases with future commencement dates.
6. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. As of March 31, 2024, the remaining weighted average term was 4.22 years and 4.34 years for the operating leases and finance lease, respectively. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.

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
7. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow products from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of March 31, 2024, the Company has paid $1.2 million of contingent consideration. As of March 31, 2024, the estimated fair value of the remaining contingent consideration was $0.5 million. The legal workflow products expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of March 31, 2024 and December 31, 2023. No impairment of goodwill has been recorded to date.
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
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(380)	$520	5 years
Customer relationships	300	(210)	90	3 years
Total	$1,200	$(590)	$610
Other intangible asset amortization expense was $0.1 million for the three months ended March 31, 2024 and 2023. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
2024	$209
2025	195
2026	180
2027	26
Thereafter	—
Total	$610
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
On January 19, 2023, the Company committed to a plan to reduce its global workforce by approximately 9%. In conjunction with the restructuring, the Company recorded restructuring charges of $1.0 million during the three months ended March 31, 2023, consisting of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges. The Company recorded no restructuring charges during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company had nominal restructuring activities recorded within accrued expenses in its condensed consolidated balance sheet.

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2024, 8.1 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $5.7 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.
Stock Options
Prior to becoming a public company in 2021, the Company granted options to employees, directors and consultants. The Company ceased granting options after its initial public offering in July 2021. Options were granted with an exercise price equal to the fair value of the shares on the date of grant. The maximum term of options granted under the plan is 10 years from the date of grant. Options generally vest according to a four-year vesting schedule, with 25% of the shares vesting on the first anniversary of the vesting commencement date and the remainder of the shares vesting in equal monthly installments thereafter.
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Granted	—	—
Exercised	(8)	1.18
Forfeited and cancelled	(40)	8.02
Options outstanding as of March 31, 2024	476	$7.53	4.27	$1,363
Options vested and exercisable as of March 31, 2024	450	$6.92	4.11	$1,363
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was nominal during the three months ended March 31, 2024 and $1.1 million during the three months ended and March 31, 2023.
As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.2 million, which is expected to be recognized over a weighted-average period of 1.25 years.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the three months ended March 31, 2024 and 2023. During each of the three months ended March 31, 2024 and 2023, 12,500 RSAs vested and were released from the Company’s right to repurchase. During the three months ended March 31, 2024, no RSAs were cancelled. During the three months ended, March 31, 2023, 12,500 RSAs were cancelled.
As of March 31, 2024, the Company had $1.4 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period was 1.75 years.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year, three years or four years, subject to the continuous service of the individual.
In February 2024 and 2023, the Company granted PSUs for 0.4 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-third of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. During the three months ended March 31, 2024, it was determined that the Company partially met the performance goals for the PSUs granted in 2023, and accordingly, these PSUs will vest at approximately 60% attainment. As of March 31, 2024, 0.1 million of the PSUs granted in 2023 had vested or settled and 0.7 million of the PSUs granted in 2023 were cancelled.

The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2023	2,538	$14.56	$19,264
Granted	3,876	7.86	—
Vested	(380)	12.36	—
Forfeited and cancelled	(824)	10.08	—
Unvested and outstanding as of March 31, 2024	5,210	$10.47	$42,361
At March 31, 2024, there was an estimated $48.4 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. The weighted average remaining requisite service period was 2.45 years.
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
On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the Company reversed the $7.7 million in previously recognized stock-based compensation expense in September 2023, which is the period the termination and cancellation occurred. No stock-based compensation expense was recorded related to the CEO Performance award for the three months March 31, 2024. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $1.7 million for the three months ended March 31, 2023.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million of stock-based compensation expense for the ESPP and purchased and distributed 0.1 million shares of the Company’s common stock during the three months ended March 31, 2024. The Company recognized $0.2 million of stock-based compensation expense for the ESPP and purchased and distributed 0.1 million shares of the Company’s common stock during the three months ended March 31, 2023.

Share Purchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of our outstanding shares of common stock. These trades are completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. During the three months ended March 31, 2024, the Company repurchased approximately 0.3 million shares of common stock at a weighted average price of $7.89.
11. Income Taxes
The Company’s income tax expense was nominal for the three months ended March 31, 2024 and 2023. Income tax expense consists primarily of income taxes in the United Kingdom. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.82)% and (0.20)% of the loss before income taxes for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom, state taxes and changes in the valuation allowance.

12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.5 million and $0.7 million in employer contributions to the plan during the three months ended March 31, 2024 and 2023, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of March 31, 2024 and December 31, 2023, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	2024	2023
Net loss applicable to common stockholders basic and diluted	$(10,582)	$(20,365)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,188	59,410
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.34)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of March 31,
	2024	2023
Stock options	476	1,011
Unvested restricted stock awards	88	138
Unvested restricted stock units, including performance-based restricted stock units	5,210	4,849
Total	5,774	5,998
14. Subsequent Events
On April 9, 2024, the Board of Directors appointed Eric Friedrichsen as the Company's President, Chief Executive Officer and principal executive officer, effective April 29, 2024 (the "Start Date"). In connection with Mr. Friedrichsen's appointment, he was also appointed to serve as a member of the Board of Directors as a Class I director for a term expiring at the Company's 2025 Annual Meeting of Stockholders, with such appointment taking effect as of the Start Date. Scott Hill, the Company's existing Chief Executive Officer, will remain as an employee of the Company on an interim basis from the Start Date until May 11, 2024. Following the conclusion of his employment, Mr. Hill will serve as the Chair of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 22, 2024. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% and 12% of our revenue for the three months ended March 31, 2024 and 2023, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of March 31, 2024, we had $148.7 million of cash and cash equivalents. We generated revenue of $35.6 million and $33.1 million in the three months ended March 31, 2024 and 2023, respectively, representing a period-over-period growth of

7%. Our net loss was $10.6 million and $20.4 million for the three months ended March 31, 2024 and 2023, respectively. We generated Adjusted EBITDA of $(5.2) million and $(13.0) million for the three months ended March 31, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy, both in the U.S. and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the U.S. and abroad, including conditions resulting from inflation, rising interest rates, and the Russia-Ukraine and Israel-Hamas wars, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Expand Our Sales Coverage
We intend to continue to enhance our sales force headcount in strategic locations across the U.S. and globally. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. We will need to spend significant resources to expand, retain and motivate our sales and marketing personnel.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three months ended March 31, 2024, less than 10% of our revenue was generated by customers outside of the United States. We also expect to continue to expand our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
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
In the three months ended March 31, 2024 and 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three months ended March 31, 2024 and 2023 subscription revenue fees represented 11% and 12% of total revenue, respectively.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023

Revenue	$35,571	$33,129
Cost of revenue(1)	8,852	8,277
Gross profit	26,719	24,852
Operating expenses:
Research and development(1)(2)	12,079	15,772
Sales and marketing(1)(2)	15,808	19,060
General and administrative(1)(2)	11,164	12,300
Total operating expenses	39,051	47,132
Loss from operations	(12,332)	(22,280)
Other income (expense):
Interest and other income	1,986	1,947
Interest and other expense	(150)	8
Total other income (expense)	1,836	1,955
Loss from operations before income taxes	(10,496)	(20,325)
Income tax provision	(86)	(40)
Net loss attributable to common stockholders	$(10,582)	$(20,365)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$385	$231
Research and development	2,092	2,190
Sales and marketing	1,080	1,391
General and administrative	2,116	3,412
Total	$5,673	$7,224

(2)Includes restructuring charges as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$—	$509
Sales and marketing	—	177
General and administrative	—	330
Total	$—	$1,016

	Three Months Ended March 31,
	2024	2023

Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	25	25
Gross profit	75	75
Operating expenses:
Research and development	34	48
Sales and marketing	44	58
General and administrative	31	37
Total operating expenses	110	142
Loss from operations	(35)	(67)
Other income (expense):
Interest and other income	6	6
Interest and other expense	*	*
Total other income (expense)	5	6
Loss from operations before income taxes	(30)	(61)
Income tax provision	*	*
Net loss attributable to common stockholders	(30)%	(61)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$35,571	$33,129	$2,442	7%
Total revenue increased by $2.4 million, or 7%, for the three months ended March 31, 2024 compared to the same period in 2023. Revenue related to new customers added since March 31, 2023 contributed $5.7 million, which was partially offset by a $3.3 million decrease in revenue from customers that existed as of March 31, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $2.3 million, or 9%, for the three months ended March 31, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings increased $0.1 million, or 2%, for the three months ended March 31, 2024 compared to the same period in 2023. This change was driven by increases in usage of our services product offerings by several of our existing customers, particularly within professional services.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,852	$8,277	$575	7%
Percentage of revenue	25%	25%
Total cost of revenue increased by $0.6 million, or 7%, for the three months ended March 31, 2024 compared to the same period in 2023. This change was primarily driven by a $0.5 million increase in costs for cloud hosting as a result of increased usage of our product offerings and a $0.3 million increase in salary and benefits costs. This increase was partially offset by a $0.3 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$12,079	$15,772	$(3,693)	(23%)
Percentage of revenue	34%	48%
Research and development expenses decreased by $3.7 million, or 23%, for the three months ended March 31, 2024 compared to the same period in 2023. The change was primarily driven by a decrease of $3.6 million in personnel costs, including stock-based compensation, as a result of reduced headcount and the expansion of our operations to lower-cost international locations, and a $0.5 million decrease in nonrecurring restructuring charges related to our reduction in force in January 2023. These decreases were partially offset by a reduction in capitalized development of $0.2 million.
Sales and Marketing

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$15,808	$19,060	$(3,252)	(17%)
Percentage of revenue	44%	58%
Sales and marketing expenses decreased by $3.3 million, or 17%, for the three months ended March 31, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $2.6 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of reduced headcount. Additionally, technology and travel related costs decreased $0.3 million and $0.2 million, respectively. In addition to these decreases, $0.3 million of the decrease was due to nonrecurring restructuring charges related to our reductions in force in January 2023. These decreases were partially offset by a $0.3 million increase in marketing expenses.

General and Administrative

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$11,164	$12,300	$(1,136)	(9%)
Percentage of revenue	31%	37%
General and administrative expenses decreased by $1.1 million, or 9%, for the three months ended March 31, 2024 compared to the same period in 2023. This change was primarily attributable to a $1.4 million decrease in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, and a $0.2 million decrease in nonrecurring restructuring charges related to our reduction in force in January 2023. These decreases were partially offset by an increase of $0.9 million in professional services cost.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(10,582)	$(20,365)
Depreciation and amortization expense	1,075	952
Income tax provision	86	40
Interest and other, net	(1,836)	(1,955)
Stock-based compensation expense	5,673	7,224
Payroll tax expense on employee stock transactions	193	110
Restructuring charges	—	1,016
Expenses associated with stockholder litigation	199	—
Adjusted EBITDA	$(5,192)	$(12,978)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents, totaling $148.7 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the three months ended March 31, 2024 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment and rising interest rates, the Russia-Ukraine and Israel-Hamas wars, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2024. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(7,330)	$(14,752)	$7,422	(50)%
Cash used in investing activities	(688)	(2,024)	1,336	(66)%
Cash provided by (used in) financing activities	(2,854)	1,167	(4,021)	(345)%
Net decrease in cash and cash equivalents	$(10,872)	$(15,609)	$4,737	(30)%
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
Net cash used in operating activities for the three months ended March 31, 2024 was $7.3 million, a decrease of $7.4 million from net cash used in operating activities of $14.8 million for the three months ended March 31, 2023. The change in cash flow used in operations was primarily due to a decrease in net loss of $9.8 million. Fluctuations in net loss are further explained in the Comparison of the Three Months Ended March 31, 2024 and 2023 section included elsewhere in Management’s Discussion and Analysis. The decrease in cash used in operating activities was also due to a $3.9 million decrease in accounts receivable related to increased collections from customers. These decreases in cash used in operating activities were partially offset by a decrease in stock-based compensation of $1.6 million primarily related to the cancellation of the CEO Performance Award, a decrease in accounts payable and accrued expenses of $3.4 million related to timing of payments and $0.2 million related to cash paid for the acquisition of legal workflow products from Congruity, an increase in other current assets of $0.3 million related to various prepaid expenses, and a $0.9 million decrease in deferred revenue as performance obligations are satisfied.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $0.7 million, a decrease of $1.3 million from net cash used in investing activities of $2.0 million for the three months ended March 31, 2023. The change in cash used in investing activities was primarily related a $1.2 million decrease in cash paid for the acquisition of legal workflow products from Congruity, as well as a $0.2 million decrease in purchases of purchases of property, equipment and capitalized internal-use software development costs.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $2.9 million, a change of $4.0 million from net cash provided by financing activities of $1.2 million for the three months March 31, 2023. The change in cash flows was primarily related to the repurchase of common stock related to the share repurchase program of $2.7 million, a decrease in proceeds from exercises of stock options of $0.3 million due to a decrease in option exercise activity, a decrease in net proceeds received from the issuance of common stock under the ESPP of $0.6 million, as well as a $0.5 million increase in cash paid for the acquisition of legal workflow products from Congruity.
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

While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
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
On May 20, 2022, the Compensation Committee approved the CEO Performance Award to Kiwi Camara, our Co-Founder who was then serving as the Chief Executive Officer, subject to approval of our stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award is a 10-year nonstatutory stock option, the vesting of which is tied solely to achieving stock price milestones. The milestone price requirement is considered a market condition under ASC Topic 718 Compensation - Stock Compensation. The grant date fair value of the CEO Performance Award was estimated using Monte Carlo simulations based on the following key assumptions:
•Fair value of the common stock. The fair value of our underlying common stock is determined by the closing price of our common stock on the date of grant, as reported by the NYSE.
•Expected volatility. The expected volatility is derived from a weighted average of DISCO’s volatility and the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size and operational and economic similarities to our principal business operations.
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
Interest Rate Risk
We had cash and cash equivalents of $148.7 million and $159.6 million as of March 31, 2024 and December 31, 2023, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. For example, our revenue was $35.6 million, $33.1 million, $138.1 million and $135.2 million for the three months ended March 31, 2024 and 2023 and the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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

Our limited operating history and our history of operating losses make it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $10.6 million and $20.4 million for the three months ended March 31, 2024 and 2023, respectively. We generated net losses of $42.2 million and $70.8 million for the years ended December 31, 2023 and 2022. As of March 31, 2024, we had an accumulated deficit of $251.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based platform. We outsource substantially all of the infrastructure relating to our cloud-based platform to third-party hosting services. In particular, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business. Customers of our cloud-based platform expect to be able to access our product offerings at any time, without interruption or degradation of performance. Our cloud-

based platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based platform, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based platform. If our cloud-based platform is unavailable or if our users are unable to access our cloud-based platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our product offerings, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
We currently host our platform and support most of our operations using AWS, a provider of cloud infrastructure services. We do not control the operations of AWS’s facilities. AWS’s facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events or could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these events, a decision to close the facilities or cease or limit providing services to us without adequate notice or other unanticipated problems could result in interruptions to our product offerings, which may be lengthy. Our product offerings’ continuous and uninterrupted performance is critical to our success and employers and job seekers may become dissatisfied by service interruption. Sustained or repeated system failures could reduce the attractiveness of our product offerings to customers, cause our customers to decrease their use of or stop using our product offerings and otherwise adversely affect our business. Moreover, negative publicity from disruptions could damage our reputation.
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
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, greater market penetration, longer operating histories, more established customer relationships and installed customer bases and substantially greater financial, human, technical and other resources than we do and may be able to offer competing solutions to potential customers on more favorable terms than us. While some of our competitors provide a platform with applications to support one or more use cases, many others provide point solutions that address a single use case. Other potential competitors not currently offering competitive applications may expand their product offerings to compete with our product offerings. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our product offerings. In addition to application and technology competition, we face pricing competition. Some of our competitors offer their applications or services at a lower price, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing applications and services with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. For all of these reasons, we may not be able to compete successfully and competition could result in the failure of our product offerings to achieve or maintain market acceptance, any of which could harm our business.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three months ended March 31, 2024, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of March 31, 2024, we had 10 U.S. granted patents and 15 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR, permits data protection authorities to impose large penalties for violations of the regulation, including potential fines of up to €20 million, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. Furthermore, several jurisdictions have enacted measures related to the use of artificial intelligence and machine learning in products and services. For example, the EU Artificial Intelligence Act (EUAIA) imposes onerous obligations related to the use of AI related systems. Other similar laws may be passed in other jurisdictions and may require us to change our business practices, or else be subject to regulatory action and/or fines.

Moreover, in the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data laws requiring data to be localized or limiting the transfer of personal information to other countries. For example, absent appropriate safeguards, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA absent certain safeguards. Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of protection for personal information. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal information to, or process personal information of residents of, high risk or sanctioned jurisdictions.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. The CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for data breaches that may increase data breach litigation. At least fourteen other states have also passed comprehensive privacy laws some of which go into effect in 2024 and the coming years. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties with whom we work.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy, data protection and information security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Although we endeavor to comply with our published information security and privacy policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our published policies, certifications, and documentation. Any failure or perceived failure by us to comply with our policies, certifications and documentation, our data privacy- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to data privacy or information security may result in significant consequences. These consequences may include, but are not limited to, governmental investigations or enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation, claims or public statements against us by consumer advocacy groups or others, which could result in significant liability or cause our customers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal information, or orders to destroy or not use personal information, any of which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, documentation, certifications, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our product offerings. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable data privacy or security laws or regulations, certifications, documentation or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI and machine learning (ML), to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
We use AI, including generative AI, and ML technologies in our products and services (collectively, AI/ML technologies). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our product offerings, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
Our business is reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance.
Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal information for targeted advertising purposes. For example, in 2021, Apple began allowing users to more easily opt-out of activity tracking across devices. In February 2022, Google announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and reduce cross-device tracking for advertising purposes.
Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control.
Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties with whom we work, are or were comprised or affected by a cybersecurity incident, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations and other adverse consequences.
In the ordinary course of business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, processing) potentially highly sensitive and confidential electronic documentation for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations and as a result. we and the third parties with whom we work face a variety of evolving threats. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business, and our failure or perceived failure to maintain adequate protections could materially affect our business.
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, or accidentally providing a customer with access to or copies of another customer’s confidential information. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
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
We rely on third-party service providers and technologies to operate critical business systems to process personal information, confidential information, customer information, intellectual property and other sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We work with third-parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
We take steps designed to detect, mitigate and remediate security vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate them all on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, bugs, errors and vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our product offerings as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation.
If we, or the third parties with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; diversion of management attention; restrict our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. We could be required to fundamentally change our business activities and practices or modify our product offerings and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Based on the number of shares outstanding as of March 31, 2024, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.5 million shares of common stock issuable upon the exercise of options and 5.2 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of March 31, 2024. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of March 31, 2024, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
In March 2024, our board of directors approved a new stock repurchase program for up to $20.0 million of our common stock, of which $2.7 million was utilized as of March 31, 2024. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in future borrowing arrangements we may enter into from time to time.
Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.
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
None.
(b) Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our common stock during the three months ended March 31, 2024 (in thousands, except per share data):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	343	$7.89	343	$17,290
Total	343		343

(1)In March 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding shares of common stock. We may repurchase shares of common stock from time to time using a variety of methods which may include open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The timing, prices and sizes of purchases will depend upon prevailing stock prices, general economic and market conditions and other considerations. The repurchase program does not have an end date and does not obligate us to acquire any particular amount of common stock. The repurchase program may be suspended or discontinued at any time at the Company’s discretion.
(c) Use of Proceeds
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2024, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Common Stock to be Sold(1)	Expiration Date
Melanie Antoon	Executive Vice President, Chief Customer Officer	March 15, 2024	77,417	March 11, 2025
(1)Includes (i) 53,530 shares of common stock held by Ms. Antoon, and (ii) up to 23,887 shares subject to PSUs and RSUs previously granted to Ms. Antoon that may vest and be released to Ms. Antoon on or prior to February 16, 2025. The actual number of shares underlying such PSUs and RSUs that will be released to Ms. Antoon and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2*	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1+*	Amended and Restated Employment Agreement by and between the Registrant and Melanie Antoon.
10.2+*	Employment Agreement by and between the Registrant and Eric Friedrichsen.
10.3+*	Employment Agreement by and between the Registrant and Karen Herckis.
10.4*	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

___________
*    Filed herewith.
+    Indicates management contract or compensatory plan.
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

CS DISCO, INC.

May 9, 2024	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)