Form 10-Q
period 2024-06-30
CS Disco, Inc.
filed 2024-08-08
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 59,480,438 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$130,005	$159,551
Accounts receivable, net	25,334	26,993
Prepaid expenses and other current assets	4,812	5,795
Total current assets	160,151	192,339
Property and equipment, net	9,232	9,663
Operating lease right-of-use assets	7,372	8,143
Primary law intangible asset, net	14,000	14,000
Other intangible assets, net	540	681
Goodwill	5,898	5,898
Other assets	808	823
Total assets	$198,001	$231,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,040	$5,234
Accrued expenses	5,457	5,502
Accrued salary and benefits	5,513	6,230
Deferred revenue	3,518	4,285
Operating leases	1,905	1,826
Finance leases	41	41
Total current liabilities	20,474	23,118
Operating leases, non-current	6,262	7,136
Finance leases, non-current	137	158
Other liabilities	238	800
Total liabilities	27,111	31,212
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 59,434 and 61,010 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	298	306
Additional paid-in capital	433,664	440,408
Accumulated deficit	(263,072)	(240,379)
Total stockholders’ equity	170,890	200,335
Total liabilities and stockholders’ equity	$198,001	$231,547

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$36,005	$34,276	$71,576	$67,405
Cost of revenue	9,288	9,039	18,140	17,316
Gross profit	26,717	25,237	53,436	50,089
Operating expenses:
Research and development	12,888	13,258	24,967	29,030
Sales and marketing	15,498	18,053	31,306	37,113
General and administrative	10,715	10,917	21,879	23,217
Total operating expenses	39,101	42,228	78,152	89,360
Loss from operations	(12,384)	(16,991)	(24,716)	(39,271)
Other income (expense)
Interest and other income	1,735	2,129	3,721	4,076
Interest and other expense	(80)	4	(230)	12
Loss from operations before income taxes	(10,729)	(14,858)	(21,225)	(35,183)
Income tax provision	(105)	(57)	(191)	(97)
Net loss attributable to common stockholders	$(10,834)	$(14,915)	$(21,416)	$(35,280)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.25)	$(0.35)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,815	59,856	60,508	59,648

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,010	$306	$440,408	$(240,379)	$200,335
Exercise of stock options	8	—	10	—	10
Repurchase of common stock related to net share settlement	(5)	—	(39)	—	(39)
Vesting of restricted stock units	380	2	(2)	—	—
Issuance of common stock under Employee Stock Purchase Plan	51	—	360	—	360
Stock compensation expense	—	—	5,787	—	5,787
Common stock repurchases under share repurchase program	(343)	(2)	(2,484)	(232)	(2,718)
Net loss	—	—	—	(10,582)	(10,582)
Balance at March 31, 2024	61,101	$306	$444,040	$(251,193)	$193,153
Exercise of stock options	14	—	8	—	8
Repurchase of common stock related to net share settlement	(5)	—	(32)	—	(32)
Vesting of restricted stock units	591	3	(3)	—	—
Stock compensation expense	—	—	6,052	—	6,052
Common stock repurchases under share repurchase program	(2,267)	(11)	(16,401)	(1,045)	(17,457)
Net loss	—	—	—	(10,834)	(10,834)
Balance at June 30, 2024	59,434	$298	$433,664	$(263,072)	$170,890

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

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(21,416)	$(35,280)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,103	1,957
Stock-based compensation	11,731	14,092
Charge to allowance for credit losses	1,126	1,356
Loss (Gain) on disposal of long-lived assets	(2)	1
Non-cash operating lease costs	771	699
Changes in operating assets and liabilities:
Accounts receivable	533	(3,214)
Prepaid expenses and other current assets	984	1,819
Other long-term assets	14	(124)
Accounts payable	(816)	(3,186)
Accrued expenses and other	(1,365)	1,616
Deferred revenue	(767)	(790)
Operating lease liabilities	(796)	(722)
Other liabilities	(80)	(30)
Net cash used in operating activities	(7,980)	(21,806)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(1,346)	(2,497)
Proceeds from disposal of equipment	2	1
Cash paid for acquisitions	—	(1,180)
Net cash used in investing activities	(1,344)	(3,676)
Cash flow from financing activities:
Proceeds from exercise of stock options	18	283
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	360	932
Repurchase of common stock related to net share settlement	(71)	(38)
Repurchase of common stock related to share repurchase program	(20,052)	—
Cash paid for acquisitions	(457)	—
Principal payments on finance lease obligations	(20)	(20)
Net cash provided by (used in) financing activities	(20,222)	1,157
Net decrease in cash and cash equivalents:	(29,546)	(24,325)
Cash and cash equivalents at beginning of period	159,551	203,244
Cash and cash equivalents at end of period	$130,005	$178,919
Supplemental disclosure:
Cash paid for taxes	$464	$430
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$79	$203
Contingent consideration related to acquisition	$481	$753

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

Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.8 million and $1.6 million for expected losses for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.1 million has been written off and charged against the allowance for the three and six months ended June 30, 2024, respectively. Recoveries made by the Company were $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively. The allowance for credit losses related to accounts receivable was $2.8 million as of June 30, 2024 and December 31, 2023. Unbilled receivables were $2.4 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.

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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, primarily consisting of investments in money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at June 30, 2024 and December 31, 2023.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2024 and the year ended December 31, 2023.

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
Capitalized costs are included in property and equipment, net on the condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the development of product offerings is included in cost of revenue.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three and six months ended June 30, 2024 or 2023.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively. Advertising expenses were $1.4 million and $2.2 million for the three and six months ended June 30, 2023, respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.
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
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow products from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.81 years. As of June 30, 2024, the Company has paid $1.2 million of contingent consideration. As of June 30, 2024, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.5 million with a remaining period of 0.46 years. The balance of this contingent consideration is recorded in accrued expenses on the condensed consolidated balance sheet.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2024 and December 31, 2023.
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
In the three and six months ended June 30, 2024, usage-based revenue represented 89% of total revenue. In the three and six months ended June 30, 2024, subscription revenue fees represented 11% of total revenue. In the three and six months ended June 30, 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three and six months ended June 30, 2023, subscription revenue fees represented 11% and 12% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.

Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million and $4.1 million of deferred revenue as of December 31, 2023 and 2022, respectively, the Company recognized $3.3 million and $3.1 million as revenue during the six months June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023 the Company recorded $3.5 million and $4.3 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, the Company expects to recognize approximately $19.3 million of revenue from RPO. The Company expects to recognize revenue of approximately $9.4 million as of June 30, 2024 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and six months ended June 30, 2024 and 2023, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software	$29,278	$27,012	$59,187	$54,572
Services	6,727	7,264	12,389	12,833
Total revenue	$36,005	$34,276	$71,576	$67,405
Software is comprised of revenues related to our DISCO Hold, DISCO Request, DISCO Ediscovery, and DISCO Case Builder products. Services is comprised of revenues related to our DISCO Review business and professional services.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$32,541	$31,556	$64,893	$62,167
All other countries	3,464	2,720	6,683	5,238
Total revenue	$36,005	$34,276	$71,576	$67,405
Long-lived assets outside of the United States are not significant.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$6,188	$5,698
Capitalized software development	12,091	11,047
Leasehold improvements	1,102	1,029
Furniture	1,203	1,203
Total property and equipment	20,584	18,977
Less: accumulated depreciation and amortization	(11,352)	(9,314)
Property and equipment, net	$9,232	$9,663

As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use or related to the development of product offerings and is included in capitalized software development costs within property and equipment, net.

Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.
5. Leases
The Company leases office spaces under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the term expires on November 30, 2024. For each lease, the Company recognizes a right-of-use-asset and lease liability. The asset and liability are then amortized as payments are made.
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2024
	Operating Leases	Finance Leases
Remainder of 2024	$1,224	$24
2025	2,098	47
2026	2,162	47
2027	2,229	47
2028	1,333	28
Thereafter	—	—
Total lease payments	$9,046	$193
As of June 30, 2024, the Company had no additional operating or finance leases with future commencement dates.
6. Commitments and Contingencies
Leases and Other Commitments
The Company leases office facilities under non-cancellable operating leases as well as furniture under a non-cancellable finance lease. As of June 30, 2024, the remaining weighted average term was 4.01 years and 4.09 years for the operating leases and finance lease, respectively. See Note 5, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements. There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, the Company filed a motion to dismiss the amended complaint.
7. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow products from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million to be paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of June 30, 2024, the Company has paid $1.2 million of contingent consideration. As of June 30, 2024, the estimated fair value of the remaining contingent consideration was $0.5 million. The legal workflow products expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of June 30, 2024 and December 31, 2023. No impairment of goodwill has been recorded to date.
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
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(425)	$475	5 years
Customer relationships	300	(235)	65	3 years
Total	$1,200	$(660)	$540
Other intangible asset amortization expense was $0.1 million for the three and six months ended June 30, 2024 and 2023. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
2024	$139
2025	195
2026	180
2027	26
Thereafter	—
Total	$540
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with the restructurings, the Company recorded restructuring charges of $1.6 million and $2.6 million during the three and six months ended June 30, 2023, respectively. Restructuring charges consisted of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges. The Company recorded no restructuring charges during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had no restructuring activities recorded within accrued expenses in its condensed consolidated balance sheet. As of December 31, 2023, the Company had nominal restructuring activities recorded within accrued expenses in its condensed consolidated balance sheet.

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2024, 7.2 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $11.7 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Granted	—	—
Exercised	(23)	0.80
Forfeited and cancelled	(58)	8.60
Options outstanding as of June 30, 2024	443	$7.66	4.14	$886
Options vested and exercisable as of June 30, 2024	424	$7.17	4.02	$886
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.1 million during the six months ended June 30, 2024 and $1.2 million during the six months ended June 30, 2023, respectively.
As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was $0.2 million, which is expected to be recognized over a weighted-average period of 0.62 years.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the six months ended June 30, 2024 and 2023. During each of the six months ended June 30, 2024 and 2023, 25,000 RSAs vested and were released from the Company’s right to repurchase. During the six months ended June 30, 2024, no RSAs were cancelled. During the six months ended June 30, 2023, 12,500 RSAs were cancelled.
As of June 30, 2024, the Company had $1.2 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 1.50 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year, three years or four years, subject to the continuous service of the individual.
In February 2024 and 2023, the Company granted PSUs for 0.4 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-

year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-third of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. In February 2024, it was determined that the Company partially met the performance goals for the PSUs granted in 2023, and accordingly, these PSUs will vest at approximately 60% attainment. As of June 30, 2024, 0.1 million of the PSUs granted in 2023 had vested or settled and 0.7 million of the PSUs granted in 2023 were cancelled.

The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2023	2,538	$14.56	$19,264
Granted	5,121	7.80
Vested	(971)	11.31
Forfeited and cancelled	(1,100)	10.08
Unvested and outstanding as of June 30, 2024	5,588	$9.81	$33,306
As of June 30, 2024, there was an estimated $49.3 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.56 years.
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
On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the Company reversed the $7.7 million in previously recognized stock-based compensation expense in September 2023, which is the period the termination and cancellation occurred. No stock-based compensation expense was recorded related to the CEO Performance award for the three and six months June 30, 2024. Total stock-based compensation expense recorded as operating expense for the CEO Performance Award was $3.5 million for the six months ended June 30, 2023.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million of stock-based compensation expense for the ESPP and purchased and distributed 0.1 million shares of the Company’s common stock during the six months ended June 30, 2024. The Company recognized $0.3 million of stock-based compensation expense for the ESPP and purchased and distributed 0.1 million shares of the Company’s common stock during the six months ended June 30, 2023.

Share Repurchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of our outstanding shares of common stock. These trades were completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. During the six months ended June 30, 2024, the Company completed the repurchase, under which approximately 2.6 million shares of common stock were repurchased at a weighted average price of $7.66.
11. Income Taxes
The Company’s income tax expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million for the three and six months ended June 30, 2023. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (0.98)% and (0.38)% of the loss before income taxes for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was (0.90)% and (0.28)% of the loss before income taxes for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.4 million and $1.0 million in employer contributions to the plan during the three and six months ended June 30, 2024, respectively. The Company made $0.5 million and $1.2 million in employer contributions to the plan during the three and six months ended June 30, 2023, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of June 30, 2024 and December 31, 2023, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders basic and diluted	$(10,834)	$(14,915)	$(21,416)	$(35,280)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,815	59,856	60,508	59,648
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.25)	$(0.35)	$(0.59)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2024	2023
Stock options	443	954
Unvested restricted stock awards	75	125
Unvested restricted stock units, including performance-based restricted stock units	5,588	3,652
Total	6,106	4,731
14. Subsequent Events
On July 9, 2024, the Board of Directors of the Company appointed Richard Crum as the Company's Executive Vice President, Chief Product Officer, to succeed Kevin Smith. Mr. Smith ceased to serve in his capacity as Executive Vice President, Chief Product Officer on July 10, 2024 and is serving in a non-officer employee role from July 11, 2024 until September 6, 2024, primarily focused on transitioning his responsibilities. Mr. Crum commenced employment with the Company on July 15, 2024.

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue for the three and six months ended June 30, 2024. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
Our go-to-market strategy is focused on acquiring new customers and driving continued use and increased usage of our product offerings for existing customers. We primarily sell through a direct sales force, which is organized based on the stages of our sales motion. Our sales organization is primarily segmented into sales development representatives, field sales, inside sales and our customer success team. In addition, our platform is designed such that customers can grant access to third parties, including law firms and other legal service providers, to use our product offerings on the customers’ behalf. This access facilitates adoption of our product offerings, as these law firms and other legal service providers can become customers on their own or recommend our product offerings to other legal industry participants after realizing the benefits of our product offerings. Likewise, if a law firm is our customer, the law firm may add users from its clients’ legal departments to our platform in order to collaborate with them. These users may then become champions and encourage the companies they work for to become customers.

As of June 30, 2024, we had $130.0 million of cash and cash equivalents. We generated revenue of $36.0 million and $34.3 million in the three months ended June 30, 2024 and 2023, respectively, and $71.6 million and $67.4 million in the six months ended June 30, 2024 and 2023, respectively, representing a period-over-period growth of 5% and 6%, respectively. Our net loss was $10.8 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively, and $21.4 million and $35.3 million for the six months ended June 30, 2024 and 2023, respectively.
We generated Adjusted EBITDA of $(4.7) million and $(7.4) million in the three months ended June 30, 2024 and 2023, respectively, and $(9.9) million $(20.4) million in the six months ended June 30, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors”.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors present significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations and establish and maintain profitability.
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces features for these product offerings. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work, such as our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the U.S., and access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2025. Our future success is dependent on our ability to successfully develop, market and sell our product offerings to both new and existing customers.
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
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. For example, our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the U.S., and we intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2025. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and six months ended June 30, 2024, less than 10% of our revenue was generated by customers outside of the United States. We also expect to continue to expand our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow products from Congruity360, LLC, or Congruity, in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. On August 17, 2023, the Company executed a licensing agreement with Fastcase, Inc., whereby the Company received Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipates integrating primary law into its product offerings to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our product offerings and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end platform provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.

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
In the three months ended June 30, 2024 and 2023, usage-based revenue represented 89% of total revenue, and subscription revenue fees represented 11% of total revenue. In the six months ended June 30, 2024 and 2023, usage-based revenue represented 89% and 88% of total revenue, respectively, and subscription revenue fees represented 11% and 12% of total revenue, respectively.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. In the near term, we expect that our sales and marketing expenses will increase in absolute dollars but will continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$36,005	$34,276	$71,576	$67,405
Cost of revenue(1)	9,288	9,039	18,140	17,316
Gross profit	26,717	25,237	53,436	50,089
Operating expenses:
Research and development(1)(2)	12,888	13,258	24,967	29,030
Sales and marketing(1)(2)	15,498	18,053	31,306	37,113
General and administrative(1)(2)	10,715	10,917	21,879	23,217
Total operating expenses	39,101	42,228	78,152	89,360
Loss from operations	(12,384)	(16,991)	(24,716)	(39,271)
Other income (expense):
Interest and other income	1,735	2,129	3,721	4,076
Interest and other expense	(80)	4	(230)	12
Total other income (expense)	1,655	2,133	3,491	4,088
Loss from operations before income taxes	(10,729)	(14,858)	(21,225)	(35,183)
Income tax provision	(105)	(57)	(191)	(97)
Net loss attributable to common stockholders	$(10,834)	$(14,915)	$(21,416)	$(35,280)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$432	$271	$817	$502
Research and development	2,084	1,729	4,176	3,919
Sales and marketing	1,171	1,360	2,251	2,751
General and administrative	2,371	3,508	4,487	6,920
Total	$6,058	$6,868	$11,731	$14,092

(2)Includes restructuring charges as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$1,001	$—	$1,510
Sales and marketing	—	471	—	648
General and administrative	—	102	—	432
Total	$—	$1,574	$—	$2,590

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	26	26	25	26
Gross profit	74	74	75	74
Operating expenses:
Research and development	36	39	35	43
Sales and marketing	43	53	44	55
General and administrative	30	32	31	34
Total operating expenses	109	123	109	133
Loss from operations	(34)	(50)	(35)	(58)
Other income (expense):
Interest and other income	5	6	5	6
Interest and other expense	*	*	*	*
Total other income (expense)	5	6	5	6
Loss from operations before income taxes	(30)	(43)	(30)	(52)
Income tax provision	*	*	*	*
Net loss attributable to common stockholders	(30)%	(44)%	(30)%	(52)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$36,005	$34,276	$1,729	5%
Total revenue increased by $1.7 million, or 5%, for the three months ended June 30, 2024 compared to the same period in 2023. Revenue related to new customers added since June 30, 2023 contributed $5.0 million, which was offset by a $3.3 million decrease in revenue from customers that existed as of June 30, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $2.3 million, or 8%, for the three months ended June 30, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $0.5 million, or 7%, for the three months ended June 30, 2024 compared to the same period in 2023. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within managed review.
Cost of Revenue

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$9,288	$9,039	$249	3%
Percentage of revenue	26%	26%
Total cost of revenue increased by $0.2 million, or 3%, for the three months ended June 30, 2024 compared to the same period in 2023. This change was primarily driven by a $0.3 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.4 million increase in salary and benefits costs. This increase was partially offset by a $0.6 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$12,888	$13,258	$(370)	(3)%
Percentage of revenue	36%	39%
Research and development expenses decreased by $0.4 million, or 3%, for the three months ended June 30, 2024 compared to the same period in 2023. The change was primarily driven by a decrease of $0.4 million in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, and a $1.0 million decrease in nonrecurring restructuring charges related to our reduction in force in May 2023. These decreases were partially offset by a reduction in capitalized software development of $0.8 million.
Sales and Marketing

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$15,498	$18,053	$(2,555)	(14)%
Percentage of revenue	43%	53%
Sales and marketing expenses decreased by $2.6 million, or 14%, for the three months ended June 30, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $1.7 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. In addition, $0.5 million of the decrease was due to nonrecurring restructuring charges related to our reduction in force in May 2023.

General and Administrative

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$10,715	$10,917	$(202)	(2)%
Percentage of revenue	30%	32%
General and administrative expenses decreased by $0.2 million, or 2%, for the three months ended June 30, 2024 compared to the same period in 2023. This change was primarily attributable to a $1.0 million decrease in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations. This decrease was partially offset by an increase of $0.9 million in professional services costs, of which $0.4 million was due to legal fees related to stockholder litigation.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$71,576	$67,405	$4,171	6%
Total revenue increased by $4.2 million, or 6%, for the six months ended June 30, 2024 compared to the same period in 2023. Revenue related to new customers added since June 30, 2023 contributed $9.2 million, which was partially offset by a $5.0 million decrease in revenue from customers that existed as of June 30, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $4.6 million, or 8%, for the six months ended June 30, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $0.4 million, or 3%, for the six months ended June 30, 2024 compared to the same period in 2023. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within managed review.
Cost of Revenue

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$18,140	$17,316	$824	5%
Percentage of revenue	25%	26%

Total cost of revenue increased by $0.8 million, or 5%, for the six months ended June 30, 2024 compared to the same period in 2023. This change was primarily driven by a $0.8 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.7 million increase in salary and benefits costs. This increase was partially offset by a $0.8 million decrease in outsourced staffing vendor fees.

Operating Expenses
Research and Development

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$24,967	$29,030	$(4,063)	(14%)
Percentage of revenue	35%	43%
Research and development expenses decreased by $4.1 million, or 14%, for the six months ended June 30, 2024 compared to the same period in 2023. The change was primarily driven by a decrease of $3.9 million in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, and a $1.5 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023. These decreases were partially offset by a reduction in capitalized software development of $1.0 million.
Sales and Marketing

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$31,306	$37,113	$(5,807)	(16%)
Percentage of revenue	44%	55%
Sales and marketing expenses decreased by $5.8 million, or 16%, for the six months ended June 30, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $4.3 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. Additionally, travel related costs decreased $0.2 million. In addition, $0.8 million of the decrease was due to nonrecurring restructuring charges related to our reductions in force in January and May 2023.
General and Administrative

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$21,879	$23,217	$(1,338)	(6%)
Percentage of revenue	31%	34%
General and administrative expenses decreased by $1.3 million, or 6%, for the six months ended June 30, 2024 compared to the same period in 2023. This change was primarily attributable to a $2.4 million decrease in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, a $0.2 million decrease in insurance, and a $0.2 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023. These decreases were partially offset by an increase of $1.8 million in professional services costs, of which $0.6 million was due to legal fees related to stockholder litigation.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,834)	$(14,915)	$(21,416)	$(35,280)
Depreciation and amortization expense	1,028	1,005	2,103	1,957
Income tax provision	105	57	191	97
Interest and other, net	(1,655)	(2,133)	(3,491)	(4,088)
Stock-based compensation expense	6,058	6,868	11,731	14,092
Payroll tax expense on employee stock transactions	178	134	371	244
Restructuring charges	—	1,574	—	2,590
Expenses associated with stockholder litigation	384	—	583	—
Adjusted EBITDA	$(4,736)	$(7,410)	$(9,928)	$(20,388)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents, totaling $130.0 million. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. We believe our existing cash and cash equivalents will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the six months ended June 30, 2024 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment, rising interest rates and the Russia-Ukraine and Israel-

Hamas wars, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2024. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(7,980)	$(21,806)	$13,826	(63)%
Cash used in investing activities	(1,344)	(3,676)	2,332	(63)
Cash provided by (used in) financing activities	(20,222)	1,157	(21,379)	(1,848)
Net decrease in cash and cash equivalents	$(29,546)	$(24,325)	$(5,221)	21%
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
Net cash used in operating activities for the six months ended June 30, 2024 was $8.0 million, a decrease of $13.8 million from net cash used in operating activities of $21.8 million for the six months ended June 30, 2023. The change in cash flow used in operations was primarily due to a decrease in net loss of $13.9 million. Fluctuations in net loss are further explained in the Comparison of the Six Months Ended June 30, 2024 and 2023 section included elsewhere in Management’s Discussion and Analysis. The decrease in cash used in operating activities was also due to a $3.7 million decrease in accounts receivable related to increased collections from customers. These decreases in cash used in operating activities were partially offset by a decrease in stock-based compensation of $2.4 million primarily related to the cancellation of the CEO Performance Award, a decrease in accounts payable and accrued expenses of $0.6 million, and an increase in other current assets of $0.8 million related to various prepaid expenses.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $1.3 million, a decrease of $2.3 million from net cash used in investing activities of $3.7 million for the six months ended June 30, 2023. The change in cash used in investing activities was primarily related a $1.2 million decrease in cash paid for the acquisition of legal workflow products from Congruity, as well as a $1.2 million decrease in purchases of purchases of property, equipment and capitalized software development costs.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $20.2 million, a change of $21.4 million from net cash provided by financing activities of $1.2 million for the six months June 30, 2023. The change in cash flows was primarily related to an increase in cash paid for the 2024 share repurchase program of $20.1 million, as well as a $0.5 million increase in cash paid for the acquisition of legal workflow products from Congruity, partially offset by a decrease in proceeds from exercises of stock options of $0.3 million due to a decrease in option exercise activity, and a decrease in net proceeds received from the issuance of common stock under the ESPP of $0.6 million.

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
On May 20, 2022, the Compensation Committee approved the CEO Performance Award to Kiwi Camara, our Co-Founder who was then serving as the Chief Executive Officer, subject to approval of our stockholders at the 2022 Annual Meeting of Stockholders. The CEO Performance Award was a 10-year nonstatutory stock option, the vesting of which was tied solely to achieving stock price milestones. The milestone price requirement was considered a market condition under ASC Topic 718 Compensation - Stock Compensation. The grant date fair value of the CEO Performance Award was estimated using Monte Carlo simulations based on the following key assumptions:
•Fair value of the common stock. The fair value of our underlying common stock was determined by the closing price of our common stock on the date of grant, as reported by the NYSE.
•Expected volatility. The expected volatility was derived from a weighted average of DISCO’s volatility and the historical volatilities of the common stock of several entities with characteristics similar to ours, such as the size and operational and economic similarities to our principal business operations.
•Risk-free interest rate. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the CEO Performance Award.

•Expected dividend. The expected dividend was assumed to be zero as we have never paid dividends and had no plans to pay any dividends on our common stock.
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
Interest Rate Risk
We had cash and cash equivalents of $130.0 million and $159.6 million as of June 30, 2024 and December 31, 2023, respectively, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, we filed a motion to dismiss the amended complaint.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. For example, our revenue was $71.6 million, $67.4 million, $138.1 million and $135.2 million for the six months ended June 30, 2024 and 2023 and the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $21.4 million and $35.3 million for the six months ended June 30, 2024 and 2023, respectively. We generated net losses of $42.2 million and $70.8 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $263.1 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and developing and selling additional offerings to our existing customers. The rate at which our customers purchase our product offerings from us depends on a number of factors, including our ability to develop additional features for our platform and the quality of such features, general economic conditions and pricing and services offered by our competitors. For example, we developed a new ediscovery chatbot, Cecilia, which we released publicly in the fourth quarter of 2023 in the United States, and intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2025. If our efforts to increase usage and develop and sell additional offerings to our customers are not successful, or the development of additional features is delayed, our business may be harmed.
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
The success of our business will depend, in part, on our ability to adapt and develop enhancements for our product offerings that respond effectively to these changes on a timely basis and in a user-friendly manner. For example, our ediscovery chatbot, Cecilia, was publicly released in the fourth quarter of 2023 in the U.S., and we intend to offer customer access to sources of primary law, which we acquired through our Fastcase license, in 2025. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, or if the release of new features and capabilities are delayed, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.
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
From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, such as the departure of our former Chief Executive Officer, Kiwi Camara, in September 2023, or the appointments of Eric Friedrichsen as our Chief Executive Officer in April 2024 and Richard Crum as our Executive Vice President, Chief Product Officer in July 2024. Any change in key personnel could disrupt our business. Mr. Camara’s departure and ensuing negative publicity about the company has resulted in some disruption to our business, which may have an adverse effect on our ability to attract, recruit and retain key employees.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and six months ended June 30, 2024, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of June 30, 2024, we had 11 U.S. granted patents and 17 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal information transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
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
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware, denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, or accidentally providing a customer with access to or copies of another customer’s confidential information. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Notifications and follow-up actions related to a security incident could impact our reputation, result in a loss of customers and prospects, and cause us to incur significant costs, including legal expenses and remediation costs. We may have contractual and legal obligations under applicable data privacy and security laws to notify relevant stakeholders of security breaches, or we may voluntarily choose to notify relevant stakeholders including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences including negative publicity, which may cause our customers or prospective customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

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
Based on the number of shares outstanding as of June 30, 2024, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.4 million shares of common stock issuable upon the exercise of options and 5.6 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of June 30, 2024. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of June 30, 2024, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
In March 2024, our Board of Directors approved a stock repurchase program for up to $20.0 million of our common stock, which was fully utilized as of June 30, 2024.
Any future repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Any future stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although stock repurchase programs, including our recently completed stock repurchase program, are intended to enhance long-term stockholder value, we cannot guarantee that any such program will do so and short-term stock price fluctuations could reduce the effectiveness of such stock repurchase program.
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
None.
(b) Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our common stock during the three months ended June 30, 2024 (in thousands, except per share data):

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2024 - April 30, 2024	1,125	$7.86	1,125	$8,448
May 1, 2024 - May 31, 2024	1,142	7.40	1,142	—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	2,267		2,267

(1)In March 2024, our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding shares of common stock, which was completed in May 2024. We repurchased shares of common stock using a variety of methods which may have included open market purchases or purchases through a Rule 10b5-1 trading plan, all in accordance with the Securities and Exchange Commission and other applicable legal requirements. The timing, prices and sizes of purchases depended upon prevailing stock prices, general economic and market conditions and other considerations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2*	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1+	Employment Agreement by and between the Registrant and Eric Friedrichsen.	10-Q	001-40624	10.2	May 9, 2024
10.2+*	Employment Agreement by and between the Registrant and Richard Crum.
10.3+*	Transition and Separation Agreement by and between the Registrant and Kevin Smith.
10.4	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-40624	10.4	May 9, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CS DISCO, INC.

August 8, 2024	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)