Form 10-Q
period 2024-09-30
CS Disco, Inc.
filed 2024-11-06
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 59,908,766 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$76,549	$159,551
Short-term investments	50,245	—
Accounts receivable, net	23,988	26,993
Prepaid expenses and other current assets	6,318	5,795
Total current assets	157,100	192,339
Property and equipment, net	9,239	9,663
Operating lease right-of-use assets	6,859	8,143
Primary law intangible asset, net	14,000	14,000
Other intangible assets, net	470	681
Goodwill	5,898	5,898
Other assets	816	823
Total assets	$194,382	$231,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,410	$5,234
Accrued expenses	5,847	5,502
Accrued salary and benefits	6,816	6,230
Deferred revenue	3,042	4,285
Operating leases	1,823	1,826
Finance leases	42	41
Total current liabilities	20,980	23,118
Operating leases, non-current	5,817	7,136
Finance leases, non-current	127	158
Other liabilities	199	800
Total liabilities	27,123	31,212
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 59,910 and 61,010 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	300	306
Additional paid-in capital	439,128	440,408
Accumulated other comprehensive income	61	—
Accumulated deficit	(272,230)	(240,379)
Total stockholders’ equity	167,259	200,335
Total liabilities and stockholders’ equity	$194,382	$231,547

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$36,266	$34,943	$107,842	$102,348
Cost of revenue	9,740	8,939	27,880	26,255
Gross profit	26,526	26,004	79,962	76,093
Operating expenses:
Research and development	12,757	12,065	37,724	41,095
Sales and marketing	14,988	16,708	46,294	53,821
General and administrative	9,658	128	31,537	23,345
Total operating expenses	37,403	28,901	115,555	118,261
Loss from operations	(10,877)	(2,897)	(35,593)	(42,168)
Other income (expense)
Interest and other income	1,652	2,191	5,373	6,267
Interest and other expense	185	(260)	(45)	(248)
Loss from operations before income taxes	(9,040)	(966)	(30,265)	(36,149)
Income tax provision	(118)	(64)	(309)	(161)
Net loss attributable to common stockholders	$(9,158)	$(1,030)	$(30,574)	$(36,310)
Unrealized gain on investments	61	—	61	—
Comprehensive loss	$(9,097)	$(1,030)	$(30,513)	$(36,310)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.02)	$(0.51)	$(0.61)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,675	60,350	60,236	59,896

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,010	$306	$440,408	$—	$(240,379)	$200,335
Exercise of stock options	8	—	10	—	—	10
Repurchase of common stock related to net share settlement	(5)	—	(39)	—	—	(39)
Vesting of restricted stock units	380	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	51	—	360	—	—	360
Stock compensation expense	—	—	5,787	—	—	5,787
Common stock repurchases under share repurchase program	(343)	(2)	(2,484)	—	(232)	(2,718)
Net loss	—	—	—	—	(10,582)	(10,582)
Balance at March 31, 2024	61,101	$306	$444,040	$—	$(251,193)	$193,153
Exercise of stock options	14	—	8	—	—	8
Repurchase of common stock related to net share settlement	(5)	—	(32)	—	—	(32)
Vesting of restricted stock units	591	3	(3)	—	—	—
Stock compensation expense	—	—	6,052	—	—	6,052
Common stock repurchases under share repurchase program	(2,267)	(11)	(16,401)	—	(1,045)	(17,457)
Net loss	—	—	—	—	(10,834)	(10,834)
Balance at June 30, 2024	59,434	$298	$433,664	$—	$(263,072)	$170,890
Exercise of stock options	15	—	12	—	—	12
Repurchase of common stock related to net share settlement	(5)	—	(29)	—	—	(29)
Vesting of restricted stock units	420	2	(2)	—	—	—
Stock compensation expense	—	—	5,216	—	—	5,216
Issuance of common stock under Employee Stock Purchase Plan	46	—	240	—	—	240
Common stock repurchases under share repurchase program	—	—	27	—	—	27
Unrealized gain on investments	—	—	—	61	—	61
Net loss	—	—	—	—	(9,158)	(9,158)
Balance at September 30, 2024	59,910	$300	$439,128	$61	$(272,230)	$167,259

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$(198,229)	$223,636
Exercise of stock options	220	1	259	—	260
Repurchase of common stock related to net share settlement	(2)	—	(15)	—	(15)
Vesting of restricted stock units	112	1	(1)	—	—
Cancellation of restricted stock awards	(13)	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	132	1	931	—	932
Stock compensation expense	—	—	7,350	—	7,350
Net loss	—	—	—	(20,365)	(20,365)
Balance at March 31, 2023	59,639	$299	$430,093	$(218,594)	$211,798
Exercise of stock options	17	—	23	—	23
Repurchase of common stock related to net share settlement	(3)	—	(23)	—	(23)
Vesting of restricted stock units	403	2	(2)	—	—
Stock compensation expense	—	—	6,996	—	6,996
Net loss	—	—	—	(14,915)	(14,915)
Balance at June 30, 2023	60,056	$301	$437,087	$(233,509)	$203,879
Exercise of stock options	44	—	231	—	231
Repurchase of common stock related to net share settlement	(3)	—	(26)	—	(26)
Vesting of restricted stock units	450	2	(2)	—	—
Issuance of common stock under Employee Stock Purchase Plan	72	1	526	—	527
Stock compensation expense	—	—	(2,537)	—	(2,537)
Net loss	—	—	—	(1,030)	(1,030)
Balance at September 30, 2023	60,619	$304	$435,279	$(234,539)	$201,044

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(30,574)	$(36,310)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	3,092	3,011
Stock-based compensation	16,878	11,211
Charge to allowance for credit losses	2,059	1,801
Loss (Gain) on disposal of long-lived assets	(3)	1
Non-cash operating lease costs	1,284	1,187
Amortization of premium on short-term investments	(256)	—
Other	9	—
Changes in operating assets and liabilities:
Accounts receivable	946	(6,184)
Prepaid expenses and other current assets	(523)	(775)
Other long-term assets	14	(124)
Accounts payable	(1,432)	(1,928)
Accrued expenses and other	355	1,791
Deferred revenue	(1,243)	(1,134)
Operating lease liabilities	(1,323)	(1,207)
Other liabilities	(120)	(46)
Net cash used in operating activities	(10,837)	(28,706)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(2,223)	(3,587)
Purchases of short-term investments	(49,937)	—
Purchase of primary law intangible asset	—	(14,000)
Proceeds from disposal of equipment	3	1
Cash paid for acquisitions	—	(1,180)
Net cash used in investing activities	(52,157)	(18,766)
Cash flow from financing activities:
Proceeds from exercise of stock options	30	514
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	601	1,459
Repurchase of common stock related to net share settlement	(100)	(64)
Repurchase of common stock related to share repurchase program	(20,052)	—
Cash paid for acquisitions	(457)	—
Principal payments on finance lease obligations	(30)	(29)
Net cash provided by (used in) financing activities	(20,008)	1,880
Net decrease in cash and cash equivalents:	(83,002)	(45,592)
Cash and cash equivalents at beginning of period	159,551	203,244
Cash and cash equivalents at end of period	$76,549	$157,652
Supplemental disclosure:
Cash paid for taxes	$572	$500
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$66	$307
Contingent consideration related to acquisition	$481	$753

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

Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which include the Company’s money market accounts and U.S. Treasury securities with maturities of three months or less, are measured at fair value on a recurring basis.

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the condensed consolidated statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of short-term investments for the three and nine months ended September 30, 2024. The Company did not hold any short-term investments in the three and nine months ended September 30, 2023.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $1.4 million and $3.1 million for expected losses for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.5 million has been written off and charged against the allowance for the three and nine months ended September 30, 2024, respectively. Recoveries made by the Company were $0.5 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. The allowance for credit losses related to accounts receivable was $3.4 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively. Unbilled receivables were $2.7 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.

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
The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents and short-term investments, primarily consisting of investments in U.S. treasury securities and money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets. The carrying value approximates the fair value for these assets and liabilities at September 30, 2024 and December 31, 2023.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2024 and the year ended December 31, 2023.

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
In connection with the Company’s acquisition of legal workflow products from Congruity360, LLC (“Congruity”) discussed in Note 8, “Acquisitions and Goodwill,” and Note 9 “Intangible Assets,” the Company recorded certain intangible assets, including developed technology and customer relationships. Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company did not identify any impairment indicators and recorded no impairment charges in the three and nine months ended September 30, 2024 or 2023.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.3 million and $3.6 million for the three and nine months ended September 30, 2024, respectively. Advertising expenses were $2.0 million and $4.2 million for the three and nine months ended September 30, 2023, respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.
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
Contingent Consideration
On February 22, 2022, the Company acquired legal workflow products from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.81 years. As of September 30, 2024, the Company has paid $1.2 million of contingent consideration. As of September 30, 2024, the estimated fair value of the contingent consideration utilizing a probability weighted scenario analysis model under the scenario-based method was $0.5 million with a remaining period of 0.21 years. The balance of this contingent consideration is recorded in accrued expenses on the condensed consolidated balance sheet.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2024 and December 31, 2023.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09”), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect of this new guidance on the consolidated financial statements.
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
In the three and nine months ended September 30, 2024, usage-based revenue represented 89% of total revenue. In the three and nine months ended September 30, 2024, subscription revenue fees represented 11% of total revenue. In the three and nine months ended September 30, 2023, usage-based revenue represented 89% and 88% of total revenue, respectively. In the three and nine months ended September 30, 2023, subscription revenue fees represented 11% and 12% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million and $4.1 million of deferred revenue as of December 31, 2023 and 2022, respectively, the Company recognized $4.0 million and $3.9 million as revenue during the nine months September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded $3.0 million and $4.3 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, the Company expects to recognize approximately $24.1 million of revenue from RPO. The Company expects to recognize revenue of approximately $9.9 million as of September 30, 2024 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three and nine months ended September 30, 2024 and 2023, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software	$30,181	$28,413	$89,368	$82,985
Services	6,085	6,530	18,474	19,363
Total revenue	$36,266	$34,943	$107,842	$102,348
Software is comprised of revenues related to the Company’s DISCO Hold, DISCO Request, DISCO Ediscovery, and DISCO Case Builder products. Services is comprised of revenues related to the Company’s DISCO Review business and professional services.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$33,262	$32,173	$98,156	$94,339
All other countries	3,004	2,770	9,686	8,009
Total revenue	$36,266	$34,943	$107,842	$102,348
Long-lived assets outside of the United States are not significant.
4. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	September 30, 2024
	Amortized cost	Unrealized gain	Total fair value
Cash equivalents:
U.S. government securities	$25,280	$9	$25,289
Short-term investments:
U.S. government securities	50,193	53	50,245
Total level 1 debt securities	$75,473	$61	$75,534
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.25 years as of September 30, 2024. There were no short-term investments as of September 30, 2023.
5. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$6,362	$5,698
Capitalized software development	12,886	11,047
Leasehold improvements	1,103	1,029
Furniture	1,206	1,203
Total property and equipment	21,557	18,977
Less: accumulated depreciation and amortization	(12,318)	(9,314)
Property and equipment, net	$9,239	$9,663
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use or related to the development of product offerings and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense relating to the Company’s property and equipment was $1.0 million and $2.7 million for the three and nine months ended September 30, 2023, respectively.
6. Leases
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of September 30, 2024
	Operating Leases	Finance Leases
Remainder of 2024	$597	$12
2025	2,098	47
2026	2,162	47
2027	2,229	47
2028	1,333	28
Thereafter	—	—
Total lease payments	$8,419	$181
As of September 30, 2024, the remaining weighted average term was 3.80 years and 3.84 years for the operating leases and finance lease, respectively. As of September 30, 2024, the Company had no additional operating or finance leases with future commencement dates.
7. Commitments and Contingencies
Leases and Other Commitments
There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments. See Note 6, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Litigation
From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, the Company filed a motion to dismiss the amended complaint, which is now fully briefed.

8. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow products from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million paid in fiscal year 2023, and up to $2.0 million of contingent consideration. As of September 30, 2024, the Company has paid $1.2 million of contingent consideration. As of September 30, 2024, the estimated fair value of the remaining contingent consideration was $0.5 million. The legal workflow products expanded the Company’s offerings to provide a modern, digital solution for legal hold obligations and legal request compliance. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The resulting goodwill will be deductible for income tax purposes. Transaction costs amounted to approximately $0.1 million and were expensed as incurred. The carrying amount of goodwill was $5.9 million at each of September 30, 2024 and December 31, 2023. No impairment of goodwill has been recorded to date.
The aggregate purchase consideration and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

Fair Value
Fair value of net assets acquired:
Net tangible assets (liabilities)	$(395)
Developed technology	900
Customer relationships	300
Goodwill	5,898
Total fair value of net assets acquired	$6,703
9. Intangible Assets
Primary Law
On August 17, 2023, the Company executed a five-year $14.0 million licensing agreement with Fastcase, Inc. (“Fastcase”), whereby the Company received a perpetual license of Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipates integrating primary law into its product offerings to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. Fastcase will provide the Company with regular data updates during the initial term. After the initial term, the Company will have an option to renew the agreement for an additional five-year term, following which the Company will then have the option to renew the agreement for an unlimited number of successive one-year renewal periods. The agreement will continue to automatically renew until terminated by either party with 60 days’ notice. During all renewal periods, Fastcase will continue to provide regular data updates. In accordance with ASC 350, Intangible— Goodwill and Other, the data obtained is classified as an intangible asset. The Company will begin recognizing amortization of the intangible asset, over a useful life of 10 years, once the asset is available for its intended use.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(469)	$431	5 years
Customer relationships	300	(261)	39	3 years
Total	$1,200	$(730)	$470
Other intangible asset amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2024	$69
2025	195
2026	180
2027	26
Thereafter	—
Total	$470
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with the restructurings, the Company recorded restructuring charges of $2.6 million during the nine months ended September 30, 2023. The Company did not incur any restructuring charges during the three months ended September 30, 2023. Restructuring charges consisted of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges. The Company recorded no restructuring charges during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had no restructuring activities recorded within accrued expenses in its condensed consolidated balance sheet. As of December 31, 2023, the Company had nominal restructuring activities recorded within accrued expenses in its condensed consolidated balance sheet.

11. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2024, 7.1 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $16.9 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Granted	—	—
Exercised	(37)	0.80
Forfeited and cancelled	(82)	9.89
Options outstanding as of September 30, 2024	405	$7.59	3.23	$797
Options vested and exercisable as of September 30, 2024	401	$7.48	3.20	$797
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.2 million and $1.4 million during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was nominal, which is expected to be recognized over a weighted-average period of 0.48 years.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the nine months ended September 30, 2024 and 2023. During each of the nine months ended September 30, 2024 and 2023, 37,500 RSAs vested and were released from the Company’s right to repurchase. During the nine months ended September 30, 2024, no RSAs were cancelled. During the nine months ended September 30, 2023, 12,500 RSAs were cancelled.
As of September 30, 2024, the Company had $1.0 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 1.25 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year, three years or four years, subject to the continuous service of the individual.
In February 2024 and 2023, the Company granted PSUs for 0.4 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-third of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. In February 2024, it was determined that the Company partially met the performance goals for the PSUs granted in 2023, and accordingly, these PSUs will vest at approximately 60% attainment. As of September 30, 2024, 0.1 million of the PSUs granted in 2023 had vested or settled and 0.7 million of the PSUs granted in 2023 were cancelled. As of September 30, 2024, none of the PSUs granted in 2024 had vested or settled and 0.1 million of the PSUs granted in 2024 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2023	2,538	$14.56	$19,264
Granted	5,616	7.61
Vested	(1,391)	11.42
Forfeited and cancelled	(1,440)	10.06
Unvested and outstanding as of September 30, 2024	5,324	$9.27	$31,302
As of September 30, 2024, there was an estimated $43.4 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.42 years.
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
On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the Company reversed the $7.7 million in previously recognized stock-based compensation expense in September 2023, which is the period the termination and cancellation occurred. No stock-based compensation expense was recorded related to the CEO Performance award for the three and nine months September 30, 2024.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.2 million of stock-based compensation expense for the ESPP and purchased and distributed 0.1 million shares of the Company’s common stock during the nine months ended September 30, 2024. The Company recognized $0.4 million of stock-based compensation expense for the ESPP and purchased and distributed 0.2 million shares of the Company’s common stock during the nine months ended September 30, 2023.

Share Repurchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding shares of common stock. These trades were completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. As of June 30, 2024, the Company completed the repurchase, under which approximately 2.6 million shares of common stock were repurchased at a weighted average price of $7.66.
12. Income Taxes
The Company’s income tax expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.31)% and (6.63)% of the loss before income taxes for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was (1.02)% and (0.45)% of the loss before income taxes for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
13. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.4 million and $1.3 million in employer contributions to the plan during the three and nine months ended September 30, 2024, respectively. The Company made $0.7 million and $1.9 million in employer contributions to the plan during the three and nine months ended September 30, 2023, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of September 30, 2024 and December 31, 2023, the liability under this plan was immaterial.
14. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders basic and diluted	$(9,158)	$(1,030)	$(30,574)	$(36,310)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	59,675	60,350	60,236	59,896
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.02)	$(0.51)	$(0.61)

The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2024	2023
Stock options	405	880
Unvested restricted stock awards	63	113
Unvested restricted stock units, including performance-based restricted stock units	5,324	3,019
Total	5,792	4,012

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue for the three and nine months ended September 30, 2024. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of September 30, 2024, we had $76.5 million of cash and cash equivalents and $50.2 million of short-term investments. We generated revenue of $36.3 million and $34.9 million in the three months ended September 30, 2024 and 2023, respectively, and $107.8 million and $102.3 million in the nine months ended September 30, 2024 and 2023, respectively, representing a period-over-period growth of 4% and 5%, respectively. Our net loss was $9.2 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $30.6 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively.
We generated Adjusted EBITDA of $(4.5) million in each of the three months ended September 30, 2024 and 2023. We generated adjusted EBITDA of $(14.4) million and $(24.9) million in the nine months ended September 30, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces features for these product offerings. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work, such as our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the U.S. and in the third quarter of 2024 in Europe, and access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2025. Our future success is dependent on our ability to successfully develop, market and sell our product offerings to both new and existing customers.
Maintain and Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and introducing additional offerings to sell to existing customers. Our long-term offering strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our platform as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our product offerings, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
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
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. For example, our ediscovery chatbot, Cecilia, was released in the fourth quarter of 2023 in the U.S. and the third quarter of 2024 in Europe. We also intend to offer our customers access to sources of primary law, which we acquired through our Fastcase license and intend to launch in 2025. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand internationally. In the three and nine months ended September 30, 2024, less than 10% of our revenue was generated by customers outside of the United States. We also expect to continue to expand our global employee headcount in India. International expansion, including our global sales efforts, will add increased complexity and cost to our business.
Pursue Strategic Acquisitions and Strategic Investments
In February 2022, we acquired legal workflow products from Congruity360, LLC, or Congruity, in a purchase that expanded our offerings to provide a modern digital solution for legal hold obligations and legal request compliance. In August 2023, the Company executed a licensing agreement with Fastcase, Inc. (“Fastcase”), whereby the Company received Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipates integrating primary law into its product offerings to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. We intend to continue to selectively pursue acquisitions and strategic investments that we believe can expand the functionality and value of our product offerings and bring talent to our company. We believe that the combination of our market leadership, deep legal expertise and powerful end-to-end platform provides an advantage in pursuing select acquisitions. We may be required to expend significant resources in connection with the pursuit of acquisitions and investments.

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
In the three months ended September 30, 2024 and 2023, usage-based revenue represented 89% of total revenue, and subscription revenue fees represented 11% of total revenue. In the nine months ended September 30, 2024 and 2023, usage-based revenue represented 89% and 88% of total revenue, respectively, and subscription revenue fees represented 11% and 12% of total revenue, respectively.
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
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. In the near term, we expect that our general and administrative expenses will remain relatively consistent in absolute dollars but may fluctuate as a percentage of total revenue from period to period.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$36,266	$34,943	$107,842	$102,348
Cost of revenue(1)	9,740	8,939	27,880	26,255
Gross profit	26,526	26,004	79,962	76,093
Operating expenses:
Research and development(1)(2)	12,757	12,065	37,724	41,095
Sales and marketing(1)(2)	14,988	16,708	46,294	53,821
General and administrative(1)(2)	9,658	128	31,537	23,345
Total operating expenses	37,403	28,901	115,555	118,261
Loss from operations	(10,877)	(2,897)	(35,593)	(42,168)
Other income (expense):
Interest and other income	1,652	2,191	5,373	6,267
Interest and other expense	185	(260)	(45)	(248)
Total other income (expense)	1,837	1,931	5,328	6,019
Loss from operations before income taxes	(9,040)	(966)	(30,265)	(36,149)
Income tax provision	(118)	(64)	(309)	(161)
Net loss attributable to common stockholders	$(9,158)	$(1,030)	$(30,574)	$(36,310)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$456	$270	$1,273	$772
Research and development	1,680	2,001	5,856	5,920
Sales and marketing	1,213	1,277	3,464	4,028
General and administrative	1,798	(6,429)	6,285	491
Total	$5,147	$(2,881)	$16,878	$11,211

(2)Includes restructuring charges as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$—	$—	$1,510
Sales and marketing	—	—	—	648
General and administrative	—	—	—	432
Total	$—	$—	$—	$2,590

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	27	26	26	26
Gross profit	73	74	74	74
Operating expenses:
Research and development	35	35	35	40
Sales and marketing	41	48	43	53
General and administrative	27	*	29	23
Total operating expenses	103	83	107	116
Loss from operations	(30)	(8)	(33)	(41)
Other income (expense):
Interest and other income	5	6	5	6
Interest and other expense	1	(1)	*	*
Total other income (expense)	5	6	5	6
Loss from operations before income taxes	(25)	(3)	(28)	(35)
Income tax provision	*	*	*	*
Net loss attributable to common stockholders	(25)%	(3)%	(28)%	(35)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$36,266	$34,943	$1,323	4%
Total revenue increased by $1.3 million, or 4%, for the three months ended September 30, 2024 compared to the same period in 2023. Revenue related to new customers added since September 30, 2023 contributed $4.5 million, which was offset by a $3.1 million decrease in revenue from customers that existed as of September 30, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $1.8 million, or 6%, for the three months ended September 30, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $0.4 million, or 7%, for the three months ended September 30, 2024 compared to the same period in 2023. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within managed review.
Cost of Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$9,740	$8,939	$801	9%
Percentage of revenue	27%	26%
Total cost of revenue increased by $0.8 million, or 9%, for the three months ended September 30, 2024 compared to the same period in 2023. This change was primarily driven by a $0.4 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.5 million increase in salary and benefits costs.
Research and Development

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$12,757	$12,065	$692	6%
Percentage of revenue	35%	35%
Research and development expenses increased by $0.7 million, or 6%, for the three months ended September 30, 2024 compared to the same period in 2023. The change was primarily driven by an increase of $0.5 million in personnel costs, including stock-based compensation, as a result of increased headcount.
Sales and Marketing

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$14,988	$16,708	$(1,720)	(10)%
Percentage of revenue	41%	48%
Sales and marketing expenses decreased by $1.7 million, or 10%, for the three months ended September 30, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $1.0 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. In addition, $0.7 million of the decrease was due to a decrease in marketing and advertising spend.
General and Administrative

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$9,658	$128	$9,530	7,445%
Percentage of revenue	27%	0.4%
General and administrative expenses increased by $9.5 million, or 7,445%, for the three months ended September 30, 2024 compared to the same period in 2023. This change was primarily attributable to an $8.7 million increase in personnel costs, including stock-based compensation, as a result of increased headcount and the $7.7 million reversal of stock-based compensation related to the cancelled CEO Performance Award in 2023. Additionally, professional services costs increased $0.2 million, which was primarily attributable to legal fees related to the stockholder litigation.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$107,842	$102,348	$5,494	5%
Total revenue increased by $5.5 million, or 5%, for the nine months ended September 30, 2024 compared to the same period in 2023. Revenue related to new customers added since September 30, 2023 contributed $11.4 million, which was partially offset by a $5.9 million decrease in revenue from customers that existed as of September 30, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $6.4 million, or 8%, for the nine months ended September 30, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $0.9 million, or 5%, for the nine months ended September 30, 2024 compared to the same period in 2023. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within managed review.
Cost of Revenue

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$27,880	$26,255	$1,625	6%
Percentage of revenue	26%	26%

Total cost of revenue increased by $1.6 million, or 6%, for the nine months ended September 30, 2024 compared to the same period in 2023. This change was primarily driven by a $1.2 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $1.2 million increase in salary and benefits costs. This increase was partially offset by a $0.9 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$37,724	$41,095	$(3,371)	(8%)
Percentage of revenue	35%	40%
Research and development expenses decreased by $3.4 million, or 8%, for the nine months ended September 30, 2024 compared to the same period in 2023. The change was primarily driven by a decrease of $3.4 million in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, and a $1.5 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023. These decreases were partially offset by a reduction in capitalized software development of $0.9 million.

Sales and Marketing

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$46,294	$53,821	$(7,527)	(14%)
Percentage of revenue	43%	53%
Sales and marketing expenses decreased by $7.5 million, or 14%, for the nine months ended September 30, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $5.3 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel. In addition, travel related costs decreased $0.2 million and marketing spend decreased $0.5 million. Further, $0.8 million of the decrease was also due to nonrecurring restructuring charges related to our reductions in force in January and May 2023.
General and Administrative

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$31,537	$23,345	$8,192	35%
Percentage of revenue	29%	23%
General and administrative expenses increased by $8.2 million, or 35%, for the nine months ended September 30, 2024 compared to the same period in 2023. This change was primarily attributable to a $6.4 million increase in personnel costs, including stock-based compensation, as a result of the $7.7 million reversal of stock-based compensation related to the cancelled CEO Performance Award in 2023. Additionally, professional services increased $2.0 million, of which $0.8 million was due to legal fees related to the stockholder litigation. These increases were partially offset by a $0.2 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(9,158)	$(1,030)	$(30,574)	$(36,310)
Depreciation and amortization expense	989	1,054	3,092	3,011
Income tax provision	118	64	309	161
Interest and other, net	(1,837)	(1,931)	(5,328)	(6,019)
Stock-based compensation expense	5,147	(2,881)	16,878	11,211
Payroll tax expense on employee stock transactions	95	175	466	419
Restructuring charges	—	—	—	2,590
Expenses associated with stockholder litigation	143	—	726	—
Adjusted EBITDA	$(4,503)	$(4,549)	$(14,431)	$(24,937)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $76.5 million and $50.2 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the nine months ended September 30, 2024 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, such as the current inflationary environment, rising interest rates and the Russia-Ukraine and Israel-Hamas wars, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2024. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(10,837)	$(28,706)	$17,869	(62)%
Cash used in investing activities	(52,157)	(18,766)	(33,391)	178
Cash provided by (used in) financing activities	(20,008)	1,880	(21,888)	(1,164)
Net decrease in cash and cash equivalents	$(83,002)	$(45,592)	$(37,410)	82%
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
Net cash used in operating activities for the nine months ended September 30, 2024 was $10.8 million, a decrease of $17.9 million from net cash used in operating activities of $28.7 million for the nine months ended September 30, 2023. The change in cash flow used in operations was primarily due to a decrease in net loss of $5.7 million. Fluctuations in net loss are further explained in the Comparison of the Nine Months Ended September 30, 2024 and 2023 section included elsewhere in Management’s Discussion and Analysis. The decrease in cash used in operating activities was also due to a $7.1 million decrease in accounts receivable related to increased collections from customers, and an increase in stock-based compensation of $5.7 million primarily related to the cancellation of the CEO Performance Award in 2023. Additionally, there was a decrease in accounts payable and accrued expenses of $0.9 million, and an increase in other current assets of $0.3 million related to various prepaid expenses.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $52.2 million, an increase of $33.4 million from net cash used in investing activities of $18.8 million for the nine months ended September 30, 2023. The change in cash used in investing activities was primarily related a $49.9 million purchase of short-term investments. This was partially offset by a decrease in the cash paid for the purchase of the primary law intangible asset of $14.0 million. Additionally, there was a $1.2 million decrease in cash paid for the acquisition of legal workflow products from Congruity and a $1.4 million decrease of purchases of property, equipment and capitalized software development costs.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $20.0 million, a change of $21.9 million from net cash provided by financing activities of $1.9 million for the nine months September 30, 2023. The change in cash flows was primarily related to an increase in cash paid for the 2024 share repurchase program of $20.1 million, as well as a $0.5 million increase in cash paid for the acquisition of legal workflow products from Congruity. Additionally, there was a decrease in proceeds from exercises of stock options of $0.5 million due to a decrease in option exercise activity, and a decrease in net proceeds received from the issuance of common stock under the ESPP of $0.9 million.

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
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents and short-term investments of $76.5 million and $50.2 million, respectively. As of December 31, 2023, we had cash and cash equivalents of $159.6 million and no short-term investments. Cash and cash equivalents consist of bank deposits and money market funds. Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase.
The cash and cash equivalents and short-term investments are held for working capital purposes. The primary objective of our investment activities is to preserve principal while generating income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, we filed a motion to dismiss the amended complaint, which is now fully briefed.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. For example, our revenue was $107.8 million, $102.3 million, $138.1 million and $135.2 million for the nine months ended September 30, 2024 and 2023 and the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•sales and marketing, including any future expansion of our sales organization to engage existing and prospective customers, increase brand awareness and drive adoption of our product offerings;
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $30.6 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively. We generated net losses of $42.2 million and $70.8 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $272.2 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We have granted and expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
The success of our business will depend, in part, on our ability to adapt and develop enhancements for our product offerings that respond effectively to these changes on a timely basis and in a user-friendly manner. For example, our ediscovery chatbot, Cecilia, was publicly released in the fourth quarter of 2023 in the U.S. and the third quarter of 2024 in Europe. We also intend to offer customer access to sources of primary law, which we acquired through our Fastcase license, in 2025. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, or if the release of new features and capabilities are delayed, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.
A limited number of customers represent a substantial portion of our revenue. If we fail to retain these customers, our revenue could decline significantly.
We derive a substantial portion of our revenue from sales to our top 10% of customers. As a result, our revenue could fluctuate materially and could be and has in the past been materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Because a significant majority of our revenue is directly correlated with our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, may cease usage of our product offerings following the conclusion of a matter, or may decide not to continue to use our product offerings at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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
Furthermore, any negative publicity relating to our employees, customers or others associated with these parties may also tarnish our own reputation and may reduce the value of our brand. For example, we have experienced negative publicity following the departure of our former Chief Executive Officer, which negative publicity may affect perception of our brand. Damage to our brand and reputation may result in reduced demand for our product offerings and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
We are investing to build a strong corporate culture and believe it can be one of our most important and sustainable sources of competitive advantage. In the aftermath of the departure of our former Chief Executive Officer and media reporting on the circumstances of his departure, we determined that certain aspects of our corporate culture need to be reassessed. We have begun executing on an action plan to review and, to the extent necessary, take action to strengthen our culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel and retain and win new customers, both of which are critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to improve and sustain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. For the three and nine months ended September 30, 2024, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of September 30, 2024, we had 12 U.S. granted patents and 19 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information, client information, and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations, guidance, industry standards and other obligations regarding privacy, data protection, information security and processing and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear and evolving, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. There is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our product offerings. We may face challenges in addressing these requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
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
In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. The CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations (up to $7,500 per intentional violation), as well as a private right of action for data breaches that may increase data breach litigation. At least eighteen other states have also passed comprehensive privacy laws some of which go into effect in 2024 and the coming years. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties with whom we work.
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
Additionally, Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. Other browsers, such as Firefox and Safari, have already adopted similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal information for targeted advertising purposes as well as a company’s disclosure of personal information in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser opt-out signals from the Global Privacy Control.
Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal information to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser opt-out signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal information for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

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
In the ordinary course of business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) potentially highly sensitive and confidential electronic documentation for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations and, as a result, we and the third parties with whom we work face a variety of evolving threats. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business, and our failure or perceived failure to maintain adequate protections could materially affect our business.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures to protect our information technology systems and sensitive data.
We take steps designed to detect, mitigate and remediate security vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate them all on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, bugs, errors and vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities available in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our product offerings as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation.
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
Based on the number of shares outstanding as of September 30, 2024, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.4 million shares of common stock issuable upon the exercise of options and 5.3 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of September 30, 2024. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of September 30, 2024, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2*	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1+*	Employment Agreement by and between the Registrant and Susan Garcia.
10.2+	Employment Agreement by and between the Registrant and Richard Crum.	10-Q	001-40624	10.2	August 8, 2024
10.3+	Transition and Separation Agreement by and between the Registrant and Kevin Smith.	10-Q	001-40624	10.3	August 8, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

November 6, 2024	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 6, 2024	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)