Form 10-K
period 2024-12-31
CS Disco, Inc.
filed 2025-02-20
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2024, the aggregate market value of its shares held by non-affiliates on that date was approximately $165.7 million. Shares of the registrant's common stock held by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 60,383,445 shares of common stock outstanding as of February 15, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•the impact of general macroeconomic conditions, such as fluctuations in inflation and interest rates and the potential imposition of tariffs in the United States and abroad, on our or our customers’ businesses;
•the effects of global events, such as the Russia-Ukraine war and conflict in the Middle East, on our or our customers’ businesses and the global economy;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties upon whom we rely, are or were compromised, we could experience adverse consequences, including, but not limited, to additional costs, loss of revenue, significant liabilities, harm to our brand, or material disruption of our operations and other adverse consequences.
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

Part I
Item 1. Business
Overview
DISCO provides cloud-native, artificial intelligence-powered legal product offerings that simplify legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated product offerings enable legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our product offerings and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our product offerings. We provide legal departments with the ability to centralize legal data into a single platform, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower lawyers to focus on delivering better legal outcomes.
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
Our focus on delivering product offerings that legal professionals value is coupled with a simple and transparent usage-based business model. We believe this enables our customers to easily adopt our product offerings, realize rapid time-to-value, scale their usage within and across product offerings to match their changing needs and collaborate with others. This has allowed us to build a powerful product-led growth engine that expands the usage of our product offerings for more legal matters and use cases within organizations, spreads our product offerings across the legal ecosystem through collaboration and word-of-mouth and increases the value of our product offerings as we collect and process more data and lawyers do more legal work in our platform. As of December 31, 2024, we had 1,478 enterprises, law firms, legal services providers and government organizations as DISCO customers and a dollar-based net retention rate of 96%. As of December 31, 2024 we had 315 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period. See the sections titled “Our Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of a customer and dollar-based net retention rate, respectively.
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

Our Product Offerings
Since our inception, our principal goal has been to deliver easy-to-use, intuitive, intelligent product offerings that are well-tailored to lawyers’ workflows. Our product offerings are enabled by our deep investment in a modern, scalable cloud architecture that accelerates application development. This makes our product offerings robust, scalable and secure and enables us to act as a secure single system of record and engagement for all legal data at enterprise scale. We have built our product offerings to incorporate the latest advances in automation and AI directly into existing lawyer workflows to multiply lawyer productivity across the ediscovery and legal document review lifecycle. For example, our Cecilia AI platform, which was released publicly in the fourth quarter of 2023 in the United States and in the third quarter of 2024 in Europe, is a comprehensive suite of features that includes Cecilia Q&A and Cecilia Timelines. Cecilia Q&A is a chatbot that allows lawyers to learn about facts and information in their private DISCO Ediscovery database more efficiently. Cecilia Timelines allows attorneys to automatically create smart timelines at the start of a matter and produce comprehensive reviews with facts succinctly summarized. Our cloud-native, AI-powered software is augmented with deep expertise, consultative professional services and flexible customer support that enables us to be a single-source provider and meet the diverse needs of customers in every industry. With our comprehensive product offerings, legal departments no longer need to rely on a fragmented network of slow, antiquated processes and law firms and service providers manually collecting, searching and reviewing documents. We believe this reduces legal costs, increases lawyer productivity and improves legal outcomes. We intend to extend our product offerings and apply it to other kinds of legal work over time, enabling us to compete for an increasing share of global spend on legal services.
Our comprehensive product offerings currently include:
•DISCO Hold automates the manual work necessary to comply with preservation requirements, empowering lawyers to preserve data, notify custodians, track holds with a defensible audit trail, and collect data when ready.
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
Our Customers
As of December 31, 2024, we had 1,478 customers, increasing from 1,463 as of December 31, 2023, and 315 large customers, increasing from 289 large customers as of December 31, 2023. Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and governmental organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and product development efforts because we do not need to tailor them to a wide range of different customer use cases.
We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our product offerings and use many law firms across their legal matters, as well as law firms and service providers that use our product offerings for multiple clients, are generally treated as one customer. However, effective December 31, 2024, we redefined a customer in which in some cases where legal departments, law firms and service providers that use our product offerings have separate billing terms, we may count those as multiple customers. We have applied this to our reporting for current and prior periods in the Annual Report on Form 10-K. We define a large customer as a customer with revenue in excess of $100,000 over the previous 12-month period.
In the year ended December 31, 2024, no customer accounted for more than 10% of our revenue and less than 10% of our revenue was generated from customers outside of the United States.
Our Growth Strategies
We are pursuing multiple levers for future growth:

Fuel the DISCO Product-Led Growth Engine
•Maintain and Advance Our Innovation and Brand. We intend to keep combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work.
•Increase Usage and Penetration Within Our Existing Customer Base. We believe that we will be able to continue expanding customer relationships, particularly those customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs, by increasing customers’ usage of product offerings that they already buy from us, selling more of our existing product offerings to existing customers, and, in the future, introducing additional product offerings to sell to existing customers.
•Add New Customers. We believe we have a significant opportunity to further grow our customer base and our market leadership, particularly through those customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. We believe our differentiated product offerings will enable us to efficiently acquire new customers across all channels.
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
•Expand Internationally. Our market is global and we have a significant opportunity to expand internationally. In the year ended December 31, 2024, less than 10% of our revenue was generated by customers outside of the United States.
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
Our aim is to build a company where great people can do the work of their lives and where every employee can see the impact that their work has on advancing our mission of using technology to strengthen the rule of law. We believe one of the greatest contributors to satisfaction at work is working with people who are good at their jobs and who are also good human beings. We are focused on building a culture that encourages bold experimentation and innovation and that is rigorous about measuring the results of our innovation so that we can direct investment toward ideas that work and away from ideas that do not. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, rewarding and integrating our existing and new employees. The principal purposes of our equity and other incentive plans are to attract, retain and motivate selected employees, consultants and directors. As of December 31, 2024, we had 561 full-time employees.

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
As of December 31, 2024, we had 151 professionals in our sales and marketing organization.
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
As of December 31, 2024, we had 163 employees in our research and development organization.
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
We have certain registrations (and applications for registration) for intellectual property rights. As of December 31, 2024, we held 12 granted U.S. patents and had 20 pending U.S. patent applications. As of December 31, 2024, we held one U.S. trademark, had two pending U.S. trademarks and held eight domain names in U.S. and foreign jurisdictions. The existence of a pending application is not an assurance that it will issue or lead to a registration.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we rely) actual or perceived failure to comply with privacy, data protection and information security laws, regulations and other non-regulatory obligations related to data privacy and security could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customer sales, or otherwise harm our business.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal information, client information, and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations, guidance, industry standards and other obligations regarding privacy, data protection, information security and processing and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our internal and externally facing privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear and evolving rapidly, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. There is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our product offerings. We may face challenges in addressing these requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and information security and impose strict requirements for processing personal information, including the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s version of the GDPR or UK GDPR.

The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR, permits data protection authorities to impose large penalties for violations of the regulation, including potential fines of up to €20 million, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR and UK GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU and UK GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
Moreover, in the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data laws requiring data to be localized or limiting the transfer of personal information to other countries. For example, the EU GDPR generally restricts the transfer of personal information to countries outside the EEA absent certain safeguards. Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of protection for personal information. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Some European regulators have prevented companies from transferring personal information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal information transfers and have proposed and may enact certain data localization requirements. One example of this is the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws and other similar laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. The CCPA gives California residents rights to access and require deletion of their personal information, opt out of certain personal information sharing and data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. The CCPA provides for civil penalties for violations (up to $7,500 per intentional violation), as well as a private right of action for data breaches that may increase data breach litigation. At least eighteen other states have also passed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties with whom we work.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy, data protection and information security laws, such as the

GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Although we endeavor to comply with our published information security and privacy policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or third parties with whom we work do not comply with our published policies, certifications, and documentation. Regulators in the United States are increasingly scrutinizing these statements, and any failure or perceived failure by us to comply with our policies, certifications and documentation, our data privacy- or information security-related obligations to customers or other third parties or any of our other legal obligations relating to data privacy or information security may result in significant consequences. These consequences may include, but are not limited to, governmental investigations or enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation, claims or public statements against us by consumer advocacy groups or others, which could result in significant liability or cause our customers to lose trust in us, additional reporting requirements and/or oversight, bans on processing personal information, or orders to destroy or not use personal information, any of which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, documentation, certifications, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our product offerings. Additionally, if third parties with whom we work, such as vendors or developers, violate applicable data privacy or security laws or regulations, certifications, documentation or our policies, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business.
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
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, or accidentally providing a customer with access to or copies of another customer’s confidential information. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and other devices outside our premises or network, including while working at home, while in transit and in public locations.
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
Any of these threats and issues could lead to a security incident and significant adverse consequences, including compromise of our system infrastructure or the loss, destruction, alteration, denial of access to, disclosure or dissemination of, or damage or unauthorized access to, our information technology systems, data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal information) or data that is processed or maintained on our behalf, or other assets. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.
We rely on third-parties and third-party technologies to operate critical business systems to process personal information, confidential information, customer information, intellectual property and other sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We work with third-parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third-party with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
We take steps designed to detect, mitigate and remediate security vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate them all on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, bugs, and errors. Even if we have issued or otherwise made patches or information for vulnerabilities available in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident. These vulnerabilities, bugs, errors or defects alone, or a combination of them, could pose material risks to our business. Further, the cost to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, cessation of service, negative publicity, loss of customer trust, diminished use of our product offerings as well as other harms to our business and our competitive position. These adverse consequences could force us to spend money, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation.
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for configuring multi-factor authentication on their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue in the future may be adversely impacted.
If we, or the third parties with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; diversion of management attention; restrict our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. We could be required to fundamentally change our business activities and practices or modify our product offerings and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches. We cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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

We use artificial intelligence in our products and operations, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
We have incorporated artificial intelligence, or AI, including generative artificial intelligence, or generative AI, features into our product and services as well as our internal operations. The incorporation of generative AI has the potential to result in adverse effects to our financial condition, results or reputation. The use of generative AI technology and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. Generative AI features may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development and maintenance of the technology used, and our customers’ reluctance or failure to adopt or implement our new products and features as intended.
Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third-party generative AI / machine learning, or ML, platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal information and makes inferences using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
The development and use of AI/ML presents various privacy and security risks that may impact our business. AI/ML are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We make numerous statements online and in our marketing materials describing our use and integration of generative AI in our products and services. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of generative AI can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings which could adversely affect our business, reputation, results of operations and financial condition.
Risks Related to Our Growth and Capital Requirements
Our substantial growth since inception may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. For example, our revenue was $144.8 million and $138.1 million for the years ended December 31, 2024 and 2023, respectively. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•recruit, hire, train, manage, and retain sufficient qualified developers, professionals and sales and marketing personnel; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
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
Our limited operating history at our current scale and our history of operating losses make it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $55.8 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $297.4 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
We have limited historical financial data at our current scale and operate in a rapidly evolving and cyclical market that is prone to significant periodic fluctuations. As a result, it is difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth, and any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described herein. If we do not address these risks successfully, our business may be harmed.
Our ability to timely raise capital in the future may be limited, or such capital may be unavailable on acceptable terms, if at all.
We have funded our operations since inception primarily through payments received from our customers, sales of equity securities, and borrowings under our former credit facility. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. Additional financing may not be available on favorable terms, if at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. Furthermore, if we issue additional equity securities, stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in future offerings will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
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
Our future success also depends in part on our ability to expand our existing customer relationships by increasing usage and developing and selling additional offerings to our existing customers. The rate at which our customers purchase our product offerings from us depends on a number of factors, including our ability to develop additional features for our platform and the quality of such features, our ability to effectively develop and expand our marketing and sales capabilities, general economic conditions and pricing and services offered by our competitors. If our efforts to increase usage and develop and sell additional offerings to our customers are not successful, or the development of additional features is delayed, our business may be harmed.
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
We train our customers in the proper use of and the variety of benefits that can be derived from our product offerings to maximize its potential. Our failure to train customers on how to efficiently and effectively deploy and use our product offerings, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.

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
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based platform. We outsource substantially all of the infrastructure relating to our cloud-based platform to third-party hosting services. In particular, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business. Customers of our cloud-based platform expect to be able to access our product offerings at any time, without interruption or degradation of performance. Our cloud-based platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers and maintain or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based platform, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based platform. If our cloud-based platform is unavailable or if our users are unable to access our cloud-based platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our product offerings, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
Any one or more of the factors above may result in significant fluctuations in our results of operations. In addition, because we were founded in 2013 and have experienced both rapid expansion and slowed growth of our business and revenues since such time, we have experienced significant volatility and do not have a long history upon which to base forecasts of future revenue and operating results. Accordingly, we may be unable to accurately forecast our revenues. As a result, our past results may not be indicative of our future performance, and the variability and unpredictability of our results of operations or other operating metrics could result in our failure to meet our expectations or those of investors or analysts with respect to revenues or other metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our common stock could decline substantially and we could face lawsuits that are costly and may divert management’s attention, including securities class action suits.
If we fail to forecast our revenue accurately or manage our expenditures, or if we fail to meet publicly announced guidance, our operating results could be adversely affected, and our stock price could decline.
Because our substantial growth since inception has resulted in the rapid expansion of our business and revenues, we do not have a long history at our current scale upon which to base forecasts of future revenue and operating results. We cannot accurately predict customers’ usage given the uncertain timing and duration of legal matters and the diversity of our customer base across industries, geographies and size and other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.
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
The success of our business will depend, in part, on our ability to adapt and develop or acquire enhancements for our product offerings that respond effectively to these changes on a timely basis and in a user-friendly manner. Any such enhancements may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, during the year ended December 31, 2024, we recorded an impairment charge of $15.2 million related to the acquisition of our primary law intangible asset in 2023 and the related capitalized development costs. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, including developments in the area of AI, or if the release of new features and capabilities are delayed, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.

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
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies, particularly in the area of AI, and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of cloud-based solutions, on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Relativity through its RelativityOne offering, and Reveal Data Corporation (recently acquired Logik Systems, Inc. - d.b.a. Logikcull). In addition, we expect to expand our product offerings to address additional areas of the legal function and we likely face further competition from existing companies in such areas.
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
We generally charge our customers for their usage of our product offerings across a variety of dimensions of usage. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward and, if it fails to gain acceptance, our business could be harmed. In addition, we have limited experience with respect to determining the optimal pricing for our product offerings and, as a result, we have changed our pricing model in the past and expect that we may need to change it in the future. As the market for our product offerings matures and technology changes and improves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, frequent or significant users of our product offerings may demand substantial price concessions. This risk may be further exacerbated as we focus on attracting and retaining customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
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
If we cannot continue to build and sustain a productive corporate culture as we grow, our success and our business and competitive position may be harmed.
We are investing to build a strong corporate culture and believe it can be one of our most important and sustainable sources of competitive advantage. In the aftermath of the departure of Kiwi Camara, our former Chief Executive Officer, and media reporting on the circumstances of his departure, we determined that certain aspects of our corporate culture need to be reassessed. We have and will continue to take action to strengthen our culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel and retain and win new customers, both of which are critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to continue building and sustain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel. We also are dependent on the continued service of our existing software engineers because of the complexity of our platform, and our existing salespeople, because of their relationship with our customers. Our senior management and key employees are employed on an at-will basis. In addition, many of our senior management and key employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Our ability to adequately incentivize and retain the services of our senior management and key employees, including our key salespeople, may depend on our ability to offer satisfactory compensation to such personnel. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, such as the departure of our former Chief Executive Officer, Kiwi Camara, in September 2023, and the appointment of Eric Friedrichsen as our Chief Executive Officer in April 2024. Any change in key personnel could disrupt our business.
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
We have in the past and may in the future make acquisitions of other companies, products and technologies that we believe could complement, expand or enhance the features and functionality of our product offerings and technical capabilities, broaden our service offerings or offer growth opportunities. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers, developers or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business and we may not be able to manage the process successfully, which could harm our business. Any such transactions or enhancements also may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, during the year ended December 31, 2024, we recorded an impairment charge of $15.2 million related to the acquisition of our primary law intangible asset in 2023 and the related capitalized development costs. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the year ended December 31, 2024, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, fluctuations in inflation and interest rates, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of fluctuations in inflation and interest rates, the potential imposition of tariffs in the United States and abroad and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of the Russia-Ukraine war and conflict in the Middle East and the related political and economic response. To the extent that our product offerings are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries, in part due to opportunistic acquisitions in a depressed valuation environment, may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of December 31, 2024, we had 12 granted U.S. patents and 20 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Portions of our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year.
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOL carryforwards of companies that we may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize a material portion of our NOL carryforwards, even if we were to achieve profitability.
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
Additionally, we have not historically collected VAT or GST on sales of our product offerings, generally, because we make all of our sales through our office in the United States, and we believe, based on information provided to us by our customers, that most of our sales are made to business customers. Taxing authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or assert that our product offerings are subject to use, VAT, GST and other taxes, which could result in increased tax liabilities for us or our customers, which could harm our business.
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
Management has concluded that our internal control over financial reporting was effective as of December 31, 2024. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise, we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
Based on the number of shares outstanding as of December 31, 2024, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
•changes in the anticipated future size and growth rate of our market; and
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad.
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
In addition, there were 0.3 million shares of common stock issuable upon the exercise of options and 5.1 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of December 31, 2024. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of December 31, 2024, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
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
Our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee (which includes our Chief Financial Officer, Chief Product and Technology Officer, Senior Vice President of Engineering, and General Counsel and Chief Compliance Officer), identify, assess and manage the Company’s cybersecurity threats and risks (the “Cybersecurity Function”). Various individuals that are part of the Cybersecurity Function help identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: manual tools, internal and/or external audits, automated tools, conducting threat assessments for internal and external threats, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, use of external intelligence feeds, evaluating our and our industry’s risk profile, third-party-conducted red/blue team testing and tabletop incident response exercises, and evaluating threats reported to us.
Depending on the particular environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plan and/or incident response policy, asset management, tracking and disposal, incident detection and response, systems monitoring, vulnerability management policy, vendor management program, disaster recovery/business continuity plans, employee training, risk assessments, penetration testing, cybersecurity insurance, encryption of data, dedicated cybersecurity staff/officer, network security controls, asset management, tracking and disposal, data segregation, and access controls.
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
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, penetration testing firms, threat intelligence service providers, dark web monitoring services, and cybersecurity consultants.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee. Our current Vice President, Global Head of Information Technology and Chief Information Security Officer has over a decade of IT management experience, over nine years of cybersecurity management experience and is currently an ISACA Certified Information Security Manager (CISM). He reports directly to our Chief Financial Officer.
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
The Audit Committee receives regular reports from various individuals that are part of the Cybersecurity Function concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Audit Committee and the full Board also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties
Our headquarters are located in Austin, Texas, where we lease approximately 46,000 square feet pursuant to a lease that expires in July 2028. We have another office lease located in New York, New York that expires in January 2028. These offices are leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, we filed a motion to dismiss the amended complaint, which was fully briefed as of August 12, 2024. On January 30, 2025, the Court issued an order granting in part and denying in part our motion to dismiss.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the New York Stock Exchange under the symbol “LAW” since July 21, 2021. On February 14, 2025, the last reported sale price of our common stock on the New York Stock Exchange was $5.31. As of February 14, 2025, we had 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
DISCO provides cloud-native, artificial intelligence-powered legal product offerings that simplify legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated product offerings enable legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted on our product offerings and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our product offerings. We provide legal departments with the ability to centralize legal data into a single platform, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower lawyers to focus on delivering better legal outcomes.
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 11% of our revenue in each of the years ended December 31, 2024 and 2023. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our product offerings, our customers can increase usage of our product offerings to cover additional legal matters and adopt more of our offerings. As the amount of enterprise data in our product offerings increases, the strategic value and stickiness of our product offerings within an organization is enhanced.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases. We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our product offerings and use many law firms across their legal matters, as well as law firms and service providers that use our product offerings for multiple clients, are generally treated as one customer. However, in some cases where they have separate billing terms, we may count these as multiple customers. As of December 31, 2024, we had 1,478 customers, increasing from 1,463 customers as of December 31, 2023. As of December 31, 2024 we had 315 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period, increasing from 289 large customers as of December 31, 2023. Large customers accounted for approximately 76%, and 75% of our revenue for the years ended December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, we had $52.8 million of cash and cash equivalents and $76.4 million of short-term investments. We generated revenue of $144.8 million and $138.1 million in the years ended December 31, 2024 and 2023, respectively, representing a period-over-period growth of 5%. Our net loss was $55.8 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. We generated Adjusted EBITDA of $(18.7) million and $(25.9) million for the years ended December 31, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic Considerations
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from fluctuations in inflation and interest rates, the potential imposition of tariffs in the United States and abroad, and the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.

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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces features for these product offerings. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work, such as our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the United States and in the third quarter of 2024 in Europe. Our future success is dependent on our ability to successfully develop, market and sell our product offerings to both new and existing customers.
Maintain and Increase Usage and Penetration Within Our Existing Customer Base
Our large base of customers, particularly those customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs, represents a significant opportunity for further sales expansion. We believe that we will be able to continue expanding customer relationships by increasing customers’ usage of offerings that they already buy from us, selling more of our current offerings to existing customers, and introducing additional offerings to sell to existing customers. Our long-term offering strategy is aimed at building features and offerings that address more and more types of legal work so that customers can continue to centralize on our platform as the system of record and engagement for the legal function. Our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our product offerings, competition, pricing and overall changes in our customers’ spending levels. Even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time or that they will renew their commitments.
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
An indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net retention rate, which compares our revenue from the same set of customers in one period to the prior year period. As of December 31, 2024 and 2023, our dollar-based net retention rate was 96% and 92%, respectively. We calculate our dollar-based net retention rate as of the end of a period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. Our dollar-based net retention rate could decrease over time as our customer base matures and the amount of revenue used in the denominator to calculate net retention grows.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base, particularly those customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt an integrated, easy-to-use platform like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated product offerings will enable us to efficiently acquire new customers across all channels. As of December 31, 2024, we had 1,478 customers, increasing from 1,463 customers as of December 31, 2023. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our product offerings and expand, retain and motivate our sales and marketing personnel.
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
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings. For example, our ediscovery chatbot, Cecilia, which was released in the fourth quarter of 2023 in the United States and in the third quarter of 2024 in Europe. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the year ended 2024, less than 10% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
Pursue Strategic Acquisitions and Strategic Investments
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
In each of the years ended December 31, 2024 and 2023, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.

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
Impairment of intangible asset and capitalized development
Impairment of intangible asset and capitalized development consists of a one-time non-cash full impairment charge of our primary law intangible asset and the related capitalized software development costs as it is no longer probable of being completed.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income related to non-operating activities, interest expense, gains and losses from foreign currency transactions and remeasurements of foreign currency-denominated monetary assets and liabilities to the U.S. dollar.

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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023

Revenue	$144,841	$138,090
Cost of revenue(1)	37,414	34,948
Gross profit	107,427	103,142
Operating expenses:
Research and development(1)(2)	51,511	51,623
Sales and marketing(1)(2)	61,377	68,132
General and administrative(1)(2)	41,049	33,232
Impairment of intangible asset and capitalized development	15,213	—
Total operating expenses	169,150	152,987
Loss from operations	(61,723)	(49,845)
Other income (expense):
Interest and other income	6,837	8,306
Interest and other expense	(556)	(168)
Total other income (expense)	6,281	8,138
Loss from operations before income taxes	(55,442)	(41,707)
Income tax provision	(332)	(443)
Net loss attributable to common stockholders	$(55,774)	$(42,150)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$1,715	$1,036
Research and development	7,709	7,767
Sales and marketing	4,676	5,366
General and administrative	8,169	1,989
Total	$22,269	$16,158

(2)Includes restructuring charges as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$—	$1,510
Sales and marketing	—	648
General and administrative	—	432
Total	$—	$2,590

	Year Ended December 31,
	2024	2023

Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	26	25
Gross profit	74	75
Operating expenses:
Research and development	36	37
Sales and marketing	42	49
General and administrative	28	24
Impairment of intangible asset and capitalized development	11	—
Total operating expenses	117	111
Loss from operations	(43)	(36)
Other income (expense):
Interest and other income	5	6
Interest and other expense	*	*
Total other income (expense)	4	6
Loss from operations before income taxes	(38)	(30)
Income tax provision	*	*
Net loss attributable to common stockholders	(39)%	(31)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
The following table summarizes our quarterly revenue by groups of similar offerings (in thousands):

	Year Ended December 31,
	2024	2023
Software	$120,134	$112,267
Services	24,707	25,823
Total revenue	$144,841	$138,090
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$144,841	$138,090	$6,751	5%
Total revenue increased by $6.8 million, or 5%, for the year ended December 31, 2024 compared to the same period in 2023. Revenue related to new customers added since December 31, 2023 contributed $11.3 million, which was partially offset by a $4.6 million decrease in revenue from customers that existed as of December 31, 2023. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $7.9 million, or 7%, for the year ended December 31, 2024 compared to the same period in 2023 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased $1.1 million, or 4%, for the year ended December 31, 2024 compared to the same period in 2023. This change was driven by decreases in usage of our services product offerings by several of our existing customers, particularly within managed review.
Cost of Revenue

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$37,414	$34,948	$2,466	7%
Percentage of revenue	26%	25%
Total cost of revenue increased by $2.5 million, or 7%, for the year ended December 31, 2024 compared to the same period in 2023. This change was primarily driven by a $1.5 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $1.7 million increase in salary and benefits costs. This increase was partially offset by a $0.9 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$51,511	$51,623	$(112)	—%
Percentage of revenue	36%	37%
Research and development expenses decreased by $0.1 million, or less than 1%, for the year ended December 31, 2024 compared to the same period in 2023. The change was primarily driven by a decrease of $0.4 million in personnel costs, including stock-based compensation, as a result of the expansion of our operations to lower-cost international locations, and a $1.5 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023. These decreases were partially offset by a reduction in capitalized software development of $1.5 million and an increase in software costs of $0.5 million.
Sales and Marketing

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$61,377	$68,132	$(6,755)	(10%)
Percentage of revenue	42%	49%
Sales and marketing expenses decreased by $6.8 million, or 10%, for the year ended December 31, 2024 compared to the same period in 2023. The change was primarily related to a decrease of $4.2 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel. In addition, marketing expenses decreased $1.0 million and software related costs decreased $0.5 million. Further, $0.6 million of the decrease was also due to nonrecurring restructuring charges related to our reductions in force in January and May 2023.

General and Administrative

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$41,049	$33,232	$7,817	24%
Percentage of revenue	28%	24%
General and administrative expenses increased by $7.8 million, or 24%, for the year ended December 31, 2024 compared to the same period in 2023. This change was primarily attributable to a $7.9 million increase in personnel costs, including stock-based compensation, as a result of the $7.7 million reversal of stock-based compensation related to the 10-year performance award previously granted to our former CEO (the “CEO Performance Award”) that was cancelled in 2023. Additionally, professional services increased $1.3 million, of which $0.7 million was due to legal fees related to the stockholder litigation. These increases were partially offset by a $0.6 million decrease in insurance expense and a $0.4 million decrease in nonrecurring restructuring charges related to our reductions in force in January and May 2023.
Impairment of intangible asset and capitalized development

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Impairment of intangible asset and capitalized development	$15,213	$—	$15,213	100%
Percentage of revenue	11%	—%
During the fourth quarter of the year ended December 31, 2024, we identified a triggering event related to our primary law intangible asset, and the capitalized software development costs associated with the integration of our primary law intangible asset into our product offerings as it was no longer probable of being completed. As the fair value of the primary law intangible asset and its related capitalized development was determined to be zero given no future cash flows were identified, we recorded a full non-cash impairment charge on our primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. We recorded no such impairment charges in the year ended December 31, 2023.
Non-GAAP Financial Measure
We report our financial results in accordance with generally accepted accounting principles, or GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance. We define Adjusted EBITDA as net loss, adjusted to exclude: depreciation and amortization expense; income tax provision; interest and other, net; stock-based compensation expense; payroll tax expense on employee stock transactions; restructuring charges; acquisition revaluation expense; expenses associated with stockholder litigation; impairment of intangible asset and capitalized development; and other one-time, non-recurring items, when applicable.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023

Net loss	$(55,774)	$(42,150)
Depreciation and amortization expense	3,926	4,159
Income tax provision	332	443
Interest and other, net	(6,281)	(8,138)
Stock-based compensation expense	22,269	16,158
Payroll tax expense on employee stock transactions	537	470
Restructuring charges	—	2,590
Acquisition revaluation expense	303	500
Expenses associated with stockholder litigation	757	74
Impairment of intangible asset and capitalized development	15,213	—
Adjusted EBITDA	$(18,718)	$(25,894)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $52.8 million and $76.4 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
We have contractual commitments consisting of operating and finance lease obligations of $10.2 million due over the next four years, as disclosed in Note 7, “Commitments and Contingencies,” in our consolidated financial statements of this Annual Report on Form 10-K. We also have $18.0 million of non-cancellable cloud platform purchase commitments due in less than one year to support our software. Other purchase commitments include non-cancellable software agreements to support our internal functions. Other purchase commitments are not material. Cloud platform and other purchase commitments are expensed as incurred as services are performed and are in the normal course of business.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the potential imposition of tariffs in the United States and abroad, and the Russia-Ukraine war and conflict in the Middle East, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments throughout 2025. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(8,749)	$(25,531)	$16,782	(66)%
Cash used in investing activities	(78,035)	(20,035)	(58,000)	289%
Cash (used in) provided by financing activities	(19,996)	1,873	(21,869)	(1,168)%
Net decrease in cash and cash equivalents	$(106,780)	$(43,693)	$(63,087)	144%
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
Net cash used in operating activities for the year ended December 31, 2024 was $8.7 million, a decrease of $16.8 million from net cash used in operating activities of $25.5 million for the year ended December 31, 2023. The change in cash flow used in operations was primarily due to an increase in net loss of $13.6 million offset by an impairment charge of $15.2 million related to our primary law intangible asset and the capitalized software development costs associated with the integration of such asset into our product offerings. Additional offsets include the change in stock-based compensation which increased $6.1 million primarily related to the cancellation of the CEO Performance Award in 2023 and the change in accounts receivable which increased $8.5 million related to increased collections from customers.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $78.0 million, an increase of $58.0 million from net cash used in investing activities of $20.0 million for the year ended December 31, 2023. The change in cash used in investing activities was primarily related to purchases of short-term investments of $87.9 million. This increase in cash used was partially offset by maturities of short-term investments of $12.7 million and a reduction of purchases in property, equipment, and capitalized development costs of $2.1 million. This was further offset by cash paid in 2023 for the primary law intangible asset of $14.0 million and $1.2 million for the acquisition of legal workflow products from Congruity360, LLC (“Congruity”).
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $20.0 million, a change of $21.9 million from net cash provided by financing activities of $1.9 million for the year ended December 31, 2023. The change in cash flows was primarily related to cash paid for the 2024 share repurchase program of $20.1 million, as well as $0.5 million in cash paid in 2024 for the acquisition of legal workflow products from Congruity. Additionally, there was a decrease in proceeds from exercises of stock options of $0.5 million due to a decrease in option exercise activity, and a decrease in net proceeds received from the issuance of common stock under the ESPP of $0.9 million.
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
Capitalized Software Development
We capitalize certain costs related to the development of our product offerings and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary development efforts are successfully completed, and (ii) it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our consolidated statements of operations and comprehensive loss. The capitalization of software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our product offerings, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of software development costs we capitalize and amortize could change in future periods.
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
•Exercise behavior. The exercise behavior was assumed to be the midpoint of (i) the later of the time-based vest date and performance hurdle achievement date, and (ii) the expiration date.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CS Disco, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CS Disco, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Austin, Texas
February 20, 2025

CS DISCO, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,771	$159,551
Short-term investments	76,356	—
Accounts receivable, net	23,117	26,993
Prepaid expenses and other current assets	4,692	5,795
Total current assets	156,936	192,339
Property and equipment, net	7,878	9,663
Operating lease right-of-use assets	8,388	8,143
Primary law intangible asset, net	—	14,000
Other intangible assets, net	400	681
Goodwill	5,898	5,898
Other assets	820	823
Total assets	$180,320	$231,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,994	$5,234
Accrued expenses	5,947	5,502
Accrued salary and benefits	9,127	6,230
Deferred revenue	4,296	4,285
Operating leases	2,288	1,826
Finance leases	42	41
Total current liabilities	25,694	23,118
Operating leases, non-current	6,855	7,136
Finance leases, non-current	116	158
Other liabilities	141	800
Total liabilities	32,806	31,212
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of December 31, 2024 and 2023; 60,329 and 61,010 shares issued and outstanding as of December 31, 2024 and 2023, respectively	302	306
Additional paid-in capital	444,601	440,408
Accumulated other comprehensive income	41	—
Accumulated deficit	(297,430)	(240,379)
Total stockholders’ equity	147,514	200,335
Total liabilities and stockholders’ equity	$180,320	$231,547

CS DISCO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$144,841	$138,090
Cost of revenue	37,414	34,948
Gross profit	107,427	103,142
Operating expenses:
Research and development	51,511	51,623
Sales and marketing	61,377	68,132
General and administrative	41,049	33,232
Impairment of intangible asset and capitalized development	15,213	—
Total operating expenses	169,150	152,987
Loss from operations	(61,723)	(49,845)
Other income (expense)
Interest and other income	6,837	8,306
Interest and other expense	(556)	(168)
Loss from operations before income taxes	(55,442)	(41,707)
Income tax provision	(332)	(443)
Net loss attributable to common stockholders	$(55,774)	$(42,150)
Unrealized gain on investments	41	—
Comprehensive loss	$(55,733)	$(42,150)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.70)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,212	60,139

CS DISCO, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2022	59,190	$296	$421,569	$—	$(198,229)	$223,636
Exercise of stock options	312	2	541	—	—	543
Repurchase of common stock related to net share settlement	(11)	—	(89)	—	—	(89)
Vesting of restricted stock units	1,328	7	(7)	—	—	—
Cancellation of Restricted Stock Awards	(13)	—	—	—	—	—
Issuance of Common Stock under ESPP	204	1	1,458	—	—	1,459
Stock compensation expense	—	—	16,936	—	—	16,936
Net loss	—	—	—	—	(42,150)	(42,150)
Balance at December 31, 2023	61,010	$306	$440,408	$—	$(240,379)	$200,335
Exercise of stock options	104	—	80	—	—	80
Repurchase of common stock related to net share settlement	(20)	—	(127)	—	—	(127)
Vesting of restricted stock units	1,748	9	(9)	—	—	—
Issuance of Common Stock under ESPP	97	—	600	—	—	600
Stock compensation expense	—	—	22,484	—	—	22,484
Common stock repurchase under share repurchase program	(2,610)	(13)	(18,835)	—	(1,277)	(20,125)
Unrealized gain on investments	—	—	—	41	—	41
Net loss	—	—	—	—	(55,774)	(55,774)
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514

CS DISCO, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(55,774)	$(42,150)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	3,926	4,159
Stock-based compensation	22,269	16,158
Charge to allowance for credit losses	2,112	2,432
Loss (gain) on disposal of long-lived assets	(4)	41
Remeasurement of contingent consideration	303	500
Non-cash operating lease costs	1,813	1,681
Amortization of premium on short-term investments	(1,057)	—
Impairment of intangible asset and capitalized development	15,213	—
Changes in operating assets and liabilities:
Accounts receivable	1,764	(6,705)
Prepaid expenses and other current assets	1,103	(310)
Other long-term assets	(7)	(226)
Accounts payable	(849)	(4,091)
Accrued expenses and other	2,485	4,226
Deferred revenue	11	185
Operating lease liabilities	(1,878)	(1,710)
Other liabilities	(179)	279
Net cash used in operating activities	(8,749)	(25,531)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(2,781)	(4,859)
Purchases of short-term investments	(87,937)	—
Maturities of short-term investments	12,679	—
Purchase of primary law intangible asset	—	(14,000)
Proceeds from disposal of equipment	4	4
Cash paid for acquisitions	—	(1,180)
Net cash used in investing activities	(78,035)	(20,035)
Cash flow from financing activities:
Proceeds from exercise of stock options	80	543
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	600	1,459
Repurchase of common stock related to net share settlement	(127)	(89)
Repurchase of common stock related to share repurchase program	(20,052)	—
Cash paid for acquisitions	(456)	—
Principal payments on finance lease obligations	(41)	(40)
Net cash provided by financing activities	(19,996)	1,873
Net decrease in cash and cash equivalents:	(106,780)	(43,693)
Cash and cash equivalents at beginning of period	159,551	203,244
Cash and cash equivalents at end of period	$52,771	$159,551

CS DISCO, INC.

Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosure:
Cash paid for taxes	$896	$766
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$66	$448

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

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates and the potential imposition of tariffs in the United States and abroad, as well as the effects of global events, such as the Russia-Ukraine war and the conflict in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets, carrying value of goodwill, fair value of contingent consideration, income taxes and deferred tax asset valuation and valuation of the Company’s stock-based awards. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which include the Company’s money market account and U.S. Treasury securities with maturities of three months or less, are measured at fair value on a recurring basis.

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the consolidated statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of short-term investments for the year ended December 31, 2024. The Company did not hold any short-term investments in the year ended December 31, 2023.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $4.2 million for expected losses for the year ended December 31, 2024, and $2.1 million has been written off and charged against the allowance for the year ended December 31, 2024. Recoveries made by the Company were $2.1 million for the year ended December 31, 2024. The allowance for credit losses related to accounts receivable was $2.8 million for each of the years ended December 31, 2024 and December 31, 2023. Unbilled receivables were $2.5 million and $2.8 million as of December 31, 2024 and December 31, 2023, respectively, and were included within accounts receivable on the consolidated balance sheets.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains its cash and cash equivalent and short-term investment balances in highly rated financial institutions, which at times may exceed federally insured limits or be held in foreign jurisdictions. The Company has not experienced any loss relating to cash and cash equivalents and short-term investments in these accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

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
The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents and short-term investments, primarily consisting of investments in U.S. Treasury securities and money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended December 31, 2024 and 2023.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized development software costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. During the year ended December 31, 2024, the Company identified a triggering event related to the primary law finite-lived intangible asset and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. As the fair value of the primary law intangible asset and the related capitalized development costs was determined to be zero given the integration was no longer probable of being completed and no future cash flows were identified, the Company recorded a $15.2 million impairment charge in the year ended December 31, 2024. The Company recorded no impairment charges in the year ended December 31, 2023.
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

Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $4.5 million and $5.5 million for the years ended December 31, 2024 and 2023, respectively. These costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units granted to employees and directors, based on the estimated fair value of the awards on the date of grant. The fair value of restricted stock awards, restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for stock options, restricted stock awards and restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits the taxes to government authorities. The Company relieves the sales tax payable balances from the consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.

Contingent Consideration
On February 22, 2022, the Company acquired legal workflow products from Congruity. As part of the acquisition, the Company entered into a referral agreement in which the Company could be obligated to pay Congruity an additional $2.0 million in the aggregate over a remaining period of 2.81 years. The Company incurred $0.3 million and $0.5 million of expense related to the revaluation of the contingent consideration in the years ended December 31, 2024 and 2023, respectively, and has paid $1.2 million of the contingent consideration as of December 31, 2024. As of December 31, 2024, the fair value of the contingent consideration was $0.8 million. This amount was recorded in accrued expenses on the consolidated balance sheet.

The fair value of the contingent consideration was determined using Level 3 inputs due to estimates for the number and size of referrals, the likelihood of shortfall and any credits that will offset the liability. These estimated inputs reflected management’s best estimate of future results, but these estimates were not observable inputs by a market participant and contained a high degree of uncertainty. Changes in the fair value of the contingent consideration were recorded as general and administrative expense in the consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2024 and 2023.
Accounting Pronouncements Adopted During the Current Year
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 4, “Segment Information”, for further information.
Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU No. 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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
In the years ended December 31, 2024 and 2023, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million and $4.1 million of deferred revenue as of December 31, 2023 and 2022, respectively, the Company recognized $4.3 million and $4.1 million as revenue during the years ended December 31,

2024 and 2023, respectively. As of December 31, 2024 and 2023 the Company recorded $4.3 million of current deferred revenue. No non-current deferred revenue was recorded as of December 31, 2024 and 2023.
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
As of December 31, 2024, the Company expects to recognize approximately $27.3 million of revenue from RPO. The Company expects to recognize revenue of approximately $11.2 million as of December 31, 2024 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the years ended December 31, 2024 and 2023, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Year Ended December 31,
	2024	2023
Software	$120,134	$112,267
Services	24,707	25,823
Total revenue	$144,841	$138,090
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023
United States	$132,683	$127,299
All other countries	12,158	10,791
Total revenue	$144,841	$138,090
4. Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The chief operating decision maker uses consolidated net income to view operating trends, perform analytical comparisons and benchmark performance between periods to monitor budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating resources to the Company as a whole. Accordingly, the Company has determined that it operates in a single reporting segment. Refer to Note 3, “Revenue Recognition” to these consolidated financial statements for revenue by geographic area. Further, long-lived assets outside of the United States are not significant.
Significant expenses are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenues	$144,841	$138,090
Cost of Revenues(1)	37,414	34,948
Gross Profit	107,427	103,142
Significant operating expenses:
Personnel costs	107,560	103,532
Professional services	11,430	10,357
Rent and facilities	4,451	4,708
Software expense	12,489	12,696
Advertising expense	4,465	5,505
Impairment of intangible asset and capitalized development	15,213	—
Restructuring charges	—	2,590
Other segment items(2)	13,542	13,599
Loss from operations	(61,723)	(49,845)
Interest and other income	6,837	8,306
Interest and other expense	(556)	(168)
Income tax provision	(332)	(443)
Net loss attributable to common stockholders	$(55,774)	$(42,150)
______________
(1)Includes depreciation and amortization expense of $2.1 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.
(2)Other segment items include various non-significant expenses including travel expenses, insurance expenses and acquisition revaluation expense. Other segment items also include depreciation and amortization expense of $1.8 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	December 31, 2024
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$76,315	$41	$76,356
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.25 years as of December 31, 2024. There were no short-term investments as of December 31, 2023.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$6,428	$5,698
Capitalized software development	12,212	11,047
Leasehold improvements	1,103	1,029
Furniture	1,211	1,203
Total property and equipment	20,954	18,977
Less: accumulated depreciation and amortization	(13,076)	(9,314)
Property and equipment, net	$7,878	$9,663
Depreciation and amortization expense relating to the Company’s property and equipment was $3.6 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense relating to the cost of revenue for capitalized software development was $1.9 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.
The Company capitalized $2.4 million and $4.3 million in capitalized software development costs in the years ended December 31, 2024 and 2023, respectively, prior to recording any impairment charges. Included within capitalized development costs were $0.5 million and $0.9 million of stock-based compensation expense in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the unamortized balance of capitalized software development costs on the Company’s consolidated balance sheets was approximately $5.8 million and $6.8 million, respectively.
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law finite-lived intangible asset and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. Impairment charges of $1.2 million were recorded against the capitalized software development related to the integration of the primary law intangible asset. Refer to Note 10, “Intangible Assets” regarding the details of the impairment charge. No impairment indicators were identified for the year ended December 31, 2023.
7. Leases
The Company leases office spaces under non-cancellable operating leases for its corporate headquarters in Austin, Texas and its office space in New York, New York. The Company also leases furniture under a non-cancellable finance lease. Pursuant to the corporate headquarters lease in Austin, the initial term expires on July 31, 2028, and pursuant to the lease in New York, the term expires on January 31, 2028. For each lease, the Company recognizes a right-of-use-asset and lease liability. The asset and liability are then amortized as payments are made.
The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$2,461	$2,414
Finance lease expense
Amortization expense	48	48
Interest on lease liability	6	8
Total lease cost	$2,515	$2,470

Supplemental cash flow information and non-cash activity related to the Company’s leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$2,533	$2,443
Cash paid for financing lease liabilities	$47	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$2,057	$—

The weighted average remaining lease term and discount rate as of December 31, 2024 are as follows:

Weighted Average Remaining Lease Term
Operating leases	3.47 years
Finance leases	3.58 years
Weighted Average Discount Rate
Operating leases	5.17%
Finance leases	5.00%
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	Year Ended December 31, 2024
	Operating Leases	Finance Leases
2025	$2,710	$47
2026	2,917	47
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$10,030	$169
Less: imputed interest	(888)	(11)
Present value of lease liabilities	$9,142	$158
As of December 31, 2024, the Company had no additional operating or finance leases with future commencement dates.
8. Commitments and Contingencies
Leases and Other Commitments
See Note 7, “Leases,” to these consolidated financial statements for additional detail on the Company’s operating and finance lease commitments. As of December 31, 2024, the Company has no other material contractual commitments that are non-cancellable and have a remaining term in excess of one year.

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
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving its revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, the Company filed a motion to dismiss the amended complaint, which was fully briefed as of August 12, 2024. On January 30, 2025, the Court issued an order granting in part and denying in part the Company’s motion to dismiss.
9. Acquisitions and Goodwill
Congruity Acquisition
On February 22, 2022, the Company entered into an asset purchase agreement whereby the Company acquired legal workflow products from Congruity in exchange for approximately $6.1 million of cash, including a holdback of $0.8 million paid in fiscal year 2023, and up to $2.0 million of contingent consideration. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The carrying amount of goodwill was $5.9 million at each of December 31, 2024 and 2023. The resulting goodwill is deductible for income tax purposes. No impairment of goodwill has been recorded to date.
As of December 31, 2024, the Company has paid $1.2 million of contingent consideration. As of December 31, 2024, the fair value of the contingent consideration was $0.8 million. As of December 31, 2023, the estimated fair value of the contingent consideration was $1.3 million. The Company incurred $0.3 million and $0.5 million of contingent consideration revaluation expense in the years ended December 31, 2024 and 2023, respectively.
10. Intangible Assets
Primary Law
On August 17, 2023, the Company executed a five-year $14.0 million licensing agreement with Fastcase, Inc. (“Fastcase”), whereby the Company received a perpetual license of Fastcase’s library of U.S. case law, statutes, regulations and court rules (collectively “primary law”). The Company anticipated integrating primary law into its product offerings to automate drafting of legal documents and research memos and assist lawyers in identifying potential legal claims and defenses from new and historical case law, statutes, regulations and court rulings. Fastcase will provide the Company with regular data updates during the initial term. After the initial term, the Company will have an option to renew the agreement for an additional five-year term, following which the Company will then have the option to renew the agreement for an unlimited number of successive one-year renewal periods. The agreement will continue to automatically renew until terminated by either party with 60 days’ notice. During all renewal periods, Fastcase will continue to provide regular data updates. In accordance with ASC 350, Intangibles— Goodwill and Other, the data obtained was classified as an intangible asset.
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law intangible asset, and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. The fair value of the primary law intangible asset and its related capitalized development costs was determined to be zero as no future cash flows were identified, the Company recorded a full non-cash impairment charge on the primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. The Company recorded no impairment charges in the year ended December 31, 2023.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(514)	$386	5 years
Customer relationships	300	(286)	14	3 years
Total	$1,200	$(800)	$400
Other intangible asset amortization expense was $0.3 million for each of the years ended December 31, 2024 and 2023, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the consolidated statements of operations and comprehensive loss.
As of December 31, 2024, future amortization expense by year is expected to be as follows (in thousands):

Amount
2025	$194
2026	180
2027	26
Thereafter	—
Total	$400
11. Restructuring Charges
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
On January 19, 2023 and May 9, 2023, the Company committed to a plan to reduce its global workforce by approximately 9% and 8%, respectively. In conjunction with the restructurings, the Company recorded restructuring charges of $2.6 million during the year ended December 31, 2023. Restructuring charges consisted of cash expenditures primarily for employee severance and other termination benefits as well as contract termination charges. The Company did not record restructuring charges during the year ended December 31, 2024. As of December 31, 2024, the Company had no restructuring activities recorded within accrued expenses in its consolidated balance sheet. As of December 31, 2023, the Company had nominal restructuring activities recorded within accrued expenses in its consolidated balance sheet.

12. Stock-Based Compensation
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2024, 7.0 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $22.3 million and $16.2 million for the years ended December 31, 2024 and 2023, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2022	1,272	$6.98	4.96	$2,626
Granted	—	—
Exercised	(312)	1.74
Forfeited and cancelled	(436)	10.14
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Granted	—	—
Exercised	(104)	0.77
Forfeited and cancelled	(133)	13.21
Options outstanding as of December 31, 2024	287	$7.24	3.58	$375
Options vested and exercisable as of December 31, 2024	285	$7.16	3.57	$375
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.5 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was nominal and expected to be recognized over a weighted-average period of 0.24 years. As of December 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options that were expected to vest was $0.3 million and was expected to be recognized over a weighted-average period of 1.08 years.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, 50,000 RSAs vested and were released from the Company’s right to repurchase. During the year ended December 31, 2024, no RSAs were cancelled. During the year ended December 31, 2023, 12,500 RSAs were cancelled. There were 50,000 and 100,000 RSAs outstanding as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company had $0.8 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 1.00 year. As of December 31, 2023, the Company had $1.6 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 2.00 years.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year, three years or four years, subject to the continuous service of the individual.
In February 2024 and 2023, the Company granted PSUs for 0.4 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-third of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. Subsequent to December 31, 2024, it was determined that the Company partially met the performance goals for the PSUs granted in 2024, and accordingly, these PSUs will vest at approximately 73% attainment. In February 2024, it was determined that the Company partially met the performance goals for the PSUs granted in 2023, and accordingly, these PSUs are vesting at approximately 60% attainment. As of December 31, 2024, none of the PSUs granted in 2024 had vested or settled and 0.1 million of the PSUs granted in 2024 were cancelled. As of December 31, 2024, 0.1 million of the PSUs granted in 2023 had vested or settled and 0.8 million of the PSUs granted in 2023 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding balance as of December 31, 2022	2,985	$25.39	$18,864
Granted	2,996	8.29	—
Exercised	(1,328)	16.22	—
Forfeited and cancelled	(2,115)	19.93	—
Unvested and outstanding as of December 31, 2023	2,538	$14.56	$19,264
Granted	5,979	7.52	—
Vested	(1,748)	11.48	—
Forfeited and cancelled	(1,674)	10.01	—
Unvested and outstanding as of December 31, 2024	5,095	$8.85	$25,424
As of December 31, 2024 and 2023, there was an estimated $38.3 million and $28.9 million of total unrecognized stock-based compensation expense related to RSUs and PSUs. The weighted average remaining requisite service period was 2.21 years and 0.81 years, respectively.
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
On September 10, 2023, Mr. Camara resigned from his position as Chief Executive Officer and member of the Board of Directors, effective immediately. As no Milestone Prices were achieved as of September 10, 2023, the termination resulted in the cancellation of the CEO Performance Award. The Company previously recorded $7.7 million in stock-based compensation as of June 30, 2023. In accordance with ASC 718, the Company reversed the $7.7 million in previously recognized stock-based compensation expense in September 2023, which is the period the termination and cancellation occurred. No stock-based compensation expense was recorded related to the CEO Performance award for the year ended December 31, 2024.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized total stock-based compensation expense related to the ESPP of $0.3 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively. The Company purchased and distributed 0.1 million and 0.2 million shares of the Company’s common stock during the years ended December 31, 2024 and 2023, respectively.

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
13. Income Taxes
The U.S. and non-U.S. components of loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
U.S.	$(56,258)	$(42,845)
Non-U.S.	816	1,138
Loss before income taxes	$(55,442)	$(41,707)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current
Federal	$—	$—
State	62	54
Foreign	280	245
Total current	342	299
Deferred
Federal	(21)	138
State	11	6
Total deferred	(10)	144
Provision for income taxes	$332	$443
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

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$43,225	$40,911
Capitalized research and development costs	22,066	17,868
Deferred expenses	3,405	2,526
Lease liability	2,331	2,303
Stock compensation	1,216	1,197
Depreciation and amortization	4,077	470
Total deferred tax assets	$76,320	$65,275
Deferred tax liabilities
Capitalized software development	$(1,514)	$(1,787)
Right-of-use asset	(2,139)	(2,093)
Subsidiary outside basis difference	(73)	(110)
Total deferred tax liabilities	(3,726)	(3,990)
Net deferred tax asset before valuation allowance	72,594	61,285
Less: valuation allowance	(72,721)	(61,430)
Net deferred tax asset (liability)	$(127)	$(145)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During the year ended December 31, 2024, the valuation allowance increased by approximately $11.3 million due to continuing operations.
As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $164.2 million and $156.1 million, respectively, and state net operating loss carryforwards of approximately $143.2 million and $132.3 million, respectively, that will begin to expire in 2033, if not utilized prior to that time. Approximately $133.1 million of the U.S. federal net operating losses arose in tax years beginning after December 31, 2017 and have an indefinite carryforward period. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes due to the following:

	Year Ended December 31,
	2024	2023
Income tax at U.S. statutory rate	21.0%	21.0%
Effect of:
Change in valuation allowance	(20.4)	(19.7)
State taxes, net of federal benefit	3.8	3.8
Permanent items	(1.4)	(0.7)
Stock-based compensation	(3.8)	(5.9)
Other items	0.2	0.3
Income tax provision effective rate	(0.6)%	(1.2)%
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, the United Kingdom, Canada, and India. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2021. Operating losses generated remain open to adjustment until the statute of limitations closes for the tax year in which the operating losses are utilized. The Company is not currently under examination by any tax jurisdictions, but tax years 2021 through 2024 remain open to examination.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. As of December 31, 2024 and 2023, the Company has recorded no unrecognized tax benefits.
The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
14. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $2.0 million and $2.3 million in employer contributions to the plan during the years ended December 31, 2024 and 2023, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of December 31, 2024 and 2023, the liability under this plan was immaterial.

15. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net loss applicable to common stockholders basic and diluted	$(55,774)	$(42,150)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,212	60,139
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(0.70)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2024	2023
Stock options	287	524
Unvested restricted stock awards	50	100
Unvested restricted stock units, including performance-based restricted stock units	5,095	2,538
Total	5,432	3,162
16. Subsequent Events
In February 2025, the Company granted a total of 4.4 million RSUs and PSUs to employees pursuant to the 2021 Plan. The fair value of the RSU and PSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The Company expects to recognize aggregate stock-based compensation expense of $20.8 million related the RSUs and PSUs over a weighted-average requisite service period of approximately 4.01 years.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10 (other than as set forth below) will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated by reference.
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
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our 2025 Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our 2025 Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our 2025 Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our 2025 Proxy Statement and is incorporated by reference.

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
(c) Exhibits
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2	Description of Securities.	10-K	001-40624	4.2	February 25, 2022
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6+	Employment Agreement by and between the Registrant and Scott Hill.	10-Q	001-40624	10.1	November 9, 2023
10.7+	Employment Agreement by and between the Registrant and Eric Friedrichsen.	10-Q	001-40624	10.2	May 9, 2024
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.9+	Amended and Restated Employment Agreement by and between the Registrant and Melanie Antoon.	10-Q	001-40624	10.1	May 9, 2024
10.10+	Employment Agreement by and between the Registrant and Richard Crum.	10-Q	001-40624	10.2	August 8, 2024
10.11+	Employment Agreement by and between the Registrant and Susan Garcia.	10-Q	001-40624	10.1	November 6, 2024
10.12+	Employment Agreement by and between the Registrant and Karen Herckis.	10-Q	001-40624	10.3	May 9, 2024
10.13+	Amended and Restated Employment Agreement by and between the Registrant and Kevin Smith.	10-Q	001-40624	10.1	May 10, 2023
10.14+	Transition and Separation Agreement by and between the Registrant and Kevin Smith.	10-Q	001-40624	10.3	August 8, 2024
10.15+	Non-Employee Director Compensation Policy.	10-Q	001-40624	10.1	May 13, 2022
10.16+	Forms of Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	10-Q	001-40624	10.2	May 13, 2022
10.17+	Performance Bonus Plan.	10-Q	001-40624	10.3	May 13, 2022
10.18+†	Sublease Agreement, dated May 23, 2022, by and between the Registrant and Workrise Technologies, Inc.	10-Q	001-40624	10.1	August 12, 2022
19.1*	Insider Trading Policy.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy of the Registrant.	10-K	001-40624	97	February 22, 2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CS DISCO, INC.

Date: February 20, 2025	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric Friedrichsen and Michael S. Lafair, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Friedrichsen	Chief Executive Officer and Director	February 20, 2025
Eric Friedrichsen	(Principal Executive Officer)

/s/ Michael S. Lafair	Executive Vice President, Chief Financial Officer	February 20, 2025
Michael S. Lafair	(Principal Financial and Accounting Officer)

/s/ Scott Hill	Chair of the Board of Directors and Director	February 20, 2025

Scott Hill

/s/ Tyson Baber	Director	February 20, 2025
Tyson Baber

/s/ Susan L. Blount	Director	February 20, 2025
Susan L. Blount

/s/ Colette Pierce Burnette	Director	February 20, 2025
Colette Pierce Burnette

/s/ Aaron Clark	Director	February 20, 2025
Aaron Clark

/s/ Robert P. Goodman	Director	February 20, 2025
Robert P. Goodman

/s/ James Offerdahl	Director	February 20, 2025
James Offerdahl

/s/ Krishna Srinivasan	Director	February 20, 2025
Krishna Srinivasan