Form 10-Q
period 2025-03-31
CS Disco, Inc.
filed 2025-05-07
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 60,807,053 shares of common stock, $0.005 par value per share, outstanding.

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
•our ability to grow our partner ecosystem and maintain existing strategic relationships with law firms, legal services providers and our other partners;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•the impact of general macroeconomic conditions, such as fluctuations in inflation and interest rates and the imposition of tariffs in the United States and abroad, on our or our customers’ businesses;
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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,533	$52,771
Short-term investments	84,278	76,356
Accounts receivable, net	22,326	23,117
Prepaid expenses and other current assets	4,459	4,692
Total current assets	145,596	156,936
Property and equipment, net	7,538	7,878
Operating lease right-of-use assets	7,832	8,388
Other intangible assets, net	341	400
Goodwill	5,898	5,898
Other assets	825	820
Total assets	$168,030	$180,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,409	$3,994
Accrued expenses	3,901	5,947
Accrued salary and benefits	3,692	9,127
Deferred revenue	3,905	4,296
Operating leases	2,460	2,288
Finance leases	43	42
Total current liabilities	19,410	25,694
Operating leases, non-current	6,216	6,855
Finance leases, non-current	105	116
Other liabilities	127	141
Total liabilities	25,858	32,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 60,809 and 60,329 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	305	302
Additional paid-in capital	450,689	444,601
Accumulated other comprehensive income	1	41
Accumulated deficit	(308,823)	(297,430)
Total stockholders’ equity	142,172	147,514
Total liabilities and stockholders’ equity	$168,030	$180,320

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$36,653	$35,571
Cost of revenue	9,503	8,852
Gross profit	27,150	26,719
Operating expenses:
Research and development	14,257	12,079
Sales and marketing	14,527	15,808
General and administrative	10,976	11,164
Total operating expenses	39,760	39,051
Loss from operations	(12,610)	(12,332)
Interest and other income, net	1,354	1,836
Loss from operations before income taxes	(11,256)	(10,496)
Income tax provision	(137)	(86)
Net loss attributable to common stockholders	$(11,393)	$(10,582)
Unrealized loss on investments	(40)	—
Comprehensive loss	$(11,433)	$(10,582)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,565	61,188

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	12	—	6	—	—	6
Repurchase of common stock related to net share settlement	(5)	—	(24)	—	—	(24)
Vesting of restricted stock units	416	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	57	1	240	—	—	241
Stock compensation expense	—	—	5,868	—	—	5,868
Unrealized loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(11,393)	(11,393)
Balance at March 31, 2025	60,809	$305	$450,689	$1	$(308,823)	$142,172

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,010	$306	$440,408	$(240,379)	$200,335
Exercise of stock options	8	—	10	—	10
Repurchase of common stock related to net share settlement	(5)	—	(39)	—	(39)
Vesting of restricted stock units	380	2	(2)	—	—
Issuance of common stock under Employee Stock Purchase Plan	51	—	360	—	360
Stock compensation expense	—	—	5,787	—	5,787
Common stock repurchases under share repurchase program	(343)	(2)	(2,484)	(232)	(2,718)
Net loss	—	—	—	(10,582)	(10,582)
Balance at March 31, 2024	61,101	$306	$444,040	$(251,193)	$193,153

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(11,393)	$(10,582)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	927	1,075
Stock-based compensation	5,879	5,673
Charge to allowance for credit losses	534	564
Non-cash operating lease costs	556	265
Amortization of premium on short-term investments	(828)	—
Other	(142)	—
Changes in operating assets and liabilities:
Accounts receivable	258	1,927
Prepaid expenses and other current assets	232	409
Other long-term assets	—	17
Accounts payable	1,536	(2,838)
Accrued expenses and other	(7,159)	(2,738)
Deferred revenue	(391)	(784)
Operating lease liabilities	(466)	(278)
Other liabilities	(41)	(40)
Net cash used in operating activities	(10,498)	(7,330)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(525)	(688)
Purchases of short-term investments	(45,436)	—
Maturities of short-term investments	38,303	—
Proceeds from disposal of equipment	2	—
Net cash used in investing activities	(7,656)	(688)
Cash flow from financing activities:
Proceeds from exercise of stock options	6	10
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	240	360
Repurchase of common stock related to net share settlement	(24)	(39)
Repurchase of common stock related to share repurchase program	—	(2,718)
Cash paid for acquisitions	(296)	(457)
Principal payments on finance lease obligations	(10)	(10)
Net cash used in financing activities	(84)	(2,854)
Net decrease in cash and cash equivalents:	(18,238)	(10,872)
Cash and cash equivalents at beginning of period	52,771	159,551
Cash and cash equivalents at end of period	$34,533	$148,679
Supplemental disclosure:
Cash paid for taxes	$285	$198
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$86	$56

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

Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates and the imposition of tariffs in the United States and abroad, as well as the effects of global events, such as the Russia-Ukraine war and the conflict in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets, carrying value of goodwill and income taxes and deferred tax asset valuation. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial position and results of operations.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which can include the Company’s money market account, corporate debt securities and U.S. Treasury securities with maturities of three months or less, are measured at fair value on a recurring basis.

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the condensed consolidated statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of short-term investments for the three months ended March 31, 2025. The Company did not hold any short-term investments in the three months ended March 31, 2024.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.9 million for expected losses for the three months ended March 31, 2025, and $0.7 million has been written off and charged against the allowance for the three months ended March 31, 2025. Recoveries made by the Company were $0.4 million for the three months ended March 31, 2025. The allowance for credit losses related to accounts receivable was $2.6 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively. Unbilled receivables were $2.8 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively, and were included within accounts receivable on the condensed consolidated balance sheets.

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
The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents and short-term investments, primarily consisting of investments in U.S. Treasury securities, corporate debt securities and money market funds, are measured at fair value on a recurring basis, and are categorized as Level 1 based on quoted prices in active markets.
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the three months ended March 31, 2025 and the year ended December 31, 2024.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized development software costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three months ended March 31, 2025 and 2024.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $0.8 million and $1.2 million for the three months ended March 31, 2025, and 2024 respectively. These costs are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2025 and December 31, 2024.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09”), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and should be applied prospectively. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this new standard on its consolidated financial statements.
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
In the three months ended March 31, 2025 and 2024, usage-based revenue represented 90% and 89% of total revenue, respectively. In the three months ended March 31, 2025 and 2024, subscription revenue fees represented 10% and 11% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million of deferred revenue in each of the years ended December 31, 2024 and 2023, the Company recognized $2.0 million and $2.3 million as revenue during the three months March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded $3.9 million and $4.3 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of March 31, 2025 and December 31, 2024.

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
As of March 31, 2025, the Company expects to recognize approximately $27.9 million of revenue from RPO. The Company expects to recognize revenue of approximately $10.9 million as of March 31, 2025 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. For the three months ended March 31, 2025 and 2024, the Company identified no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended March 31,
	2025	2024
Software	$30,887	$29,909
Services	5,766	5,662
Total revenue	$36,653	$35,571
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$33,977	$32,353
All other countries	2,676	3,218
Total revenue	$36,653	$35,571
Long-lived assets outside of the United States are not significant.
4. Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The chief operating decision maker uses consolidated net income to view operating trends, perform analytical comparisons and benchmark performance between periods to monitor budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating resources to the Company as a whole. Accordingly, the Company has determined that it operates in a single reporting segment. Refer to Note 3, “Revenue Recognition” to these condensed consolidated financial statements for revenue by geographic area. Further, long-lived assets outside of the United States are not significant.
Significant expenses are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$36,653	$35,571
Cost of Revenue(1)	9,503	8,852
Gross Profit	27,150	26,719
Significant operating expenses:
Personnel costs	28,293	26,940
Professional services	2,973	3,184
Rent and facilities	1,192	1,154
Software expense	3,237	2,979
Advertising expense	799	1,162
Other segment items(2)	3,266	3,632
Loss from operations	(12,610)	(12,332)
Interest and other income, net	1,354	1,836
Income tax provision	(137)	(86)
Net loss attributable to common stockholders	$(11,393)	$(10,582)
______________
(1)Includes depreciation and amortization expense of $0.6 million for each of the three months ended March 31, 2025 and 2024.
(2)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $0.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	March 31, 2025
	Amortized cost	Unrealized gain (loss)	Total fair value
Cash equivalents:
Corporate securities	$7,448	$—	$7,448
Short-term investments:
U.S. government securities	76,866	2	76,868
Corporate securities	7,411	(1)	7,410
Total short-term investments	84,277	1	84,278
Total level 1 debt securities	$91,725	$1	$91,726

	December 31, 2024
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$76,315	$41	$76,356
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.24 years as of March 31, 2025.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	$6,616	$6,428
Capitalized software development	12,578	12,212
Leasehold improvements	1,115	1,103
Furniture	1,218	1,211
Total property and equipment	21,527	20,954
Less: accumulated depreciation and amortization	(13,989)	(13,076)
Property and equipment, net	$7,538	$7,878
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use or related to the development of product offerings and is included in capitalized software development costs within property and equipment, net.
Depreciation and amortization expense relating to the Company’s property and equipment was $0.8 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law finite-lived intangible asset and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. Impairment charges of $1.2 million were recorded against the capitalized software development related to the integration of the primary law intangible asset. Refer to Note 9, “Goodwill and Intangible Assets” regarding the details of the impairment charge.
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of March 31, 2025
	Operating Leases	Finance Leases
Remainder of 2025	$2,127	$35
2026	2,917	47
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$9,447	$157
As of March 31, 2025, the remaining weighted average term was 3.22 years and 3.34 years for the operating leases and finance lease, respectively. As of March 31, 2025, the Company had no additional operating or finance leases with future commencement dates.

8. Commitments and Contingencies
Leases and Other Commitments
There were no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments. See Note 7, “Leases,” to these condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving its revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, the Company filed a motion to dismiss the amended complaint, which was fully briefed as of August 12, 2024. On January 30, 2025, the Court issued an order granting in part and denying in part the Company’s motion to dismiss. On February 27, 2025, the Company filed a motion for reconsideration on the Court’s order denying in part our motion to dismiss, which was denied on April 9, 2025.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both March 31, 2025 and December 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the three months ended March 31, 2025.

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
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law intangible asset, and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. The fair value of the primary law intangible asset and its related capitalized development costs was determined to be zero as no future cash flows were identified. The Company recorded a full non-cash impairment charge on the primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. The Company recorded no impairment charges in the three months ended March 31, 2025.

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(559)	$341	5 years

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(514)	$386	5 years
Customer relationships	300	(286)	14	3 years
Total	$1,200	$(800)	$400
Other intangible asset amortization expense was $0.1 million for each of the three months ended March 31, 2025 and 2024. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$135
2026	180
2027	26
Thereafter	—
Total	$341

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2025, 5.9 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $5.9 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively.
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

The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2024	287	$7.24	3.58	$375
Granted	—	—
Exercised	(13)	0.53
Forfeited and cancelled	(19)	10.34
Options outstanding as of March 31, 2025	255	$7.33	3.39	$252
Options vested and exercisable as of March 31, 2025	255	$7.31	3.38	$252
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was nominal during each of the three months ended March 31, 2025 and 2024.
As of March 31, 2025, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was nominal, which is expected to be recognized over a weighted-average period of 0.07 years.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the three months ended March 31, 2025 and 2024. During each of the three months ended March 31, 2025 and 2024, 12,500 RSAs vested and were released from the Company’s right to repurchase. During each of the three months ended March 31, 2025 and 2024, no RSAs were cancelled.
As of March 31, 2025, the Company had $0.6 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 0.75 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally one year, three years or four years, subject to the continuous service of the individual.
In February 2025 and 2024, the Company granted PSUs for 0.9 million shares and 0.4 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. With respect to the PSUs granted in 2025, after the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. With respect to the PSUs granted in 2024, after the applicable performance period, one-third of the vestable shares vested upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. In February 2025, it was determined that the Company partially met the performance goals for the PSUs granted in 2024, and accordingly, these PSUs will vest at approximately 73% attainment. As of March 31, 2025, a nominal amount of the PSUs granted in 2024 had vested or settled and 0.3 million of the PSUs granted in 2024 were cancelled.

The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2024	5,095	$8.85	$25,424
Granted	4,441	5.29
Vested	(416)	11.08
Forfeited and cancelled	(315)	7.84
Unvested and outstanding as of March 31, 2025	8,805	$6.98	$36,011
As of March 31, 2025, there was an estimated $53.0 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.65 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized a nominal amount of stock-based compensation expense for the ESPP during the three months ended March 31, 2025, and recognized $0.1 million of stock-based compensation expense for the ESPP during the three months ended March 31, 2024. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the three months ended March 31, 2025 and 2024.

Share Repurchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding shares of common stock, which was completed as of June 30, 2024. These trades were completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. During the three months ended March 31, 2024, the Company repurchased approximately $0.3 million shares of common stock at a weighted average price of $7.89.
11. Income Taxes
The Company’s income tax expense was $0.1 million for each of the three months ended March 31, 2025 and 2024. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.22)% and (0.82)% of the loss before income taxes for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million and $0.5 million in employer contributions to the plan during the three months ended March 31, 2025 and 2024, respectively. The Company also engages in a required pension plan in the United Kingdom. As of March 31, 2025 and December 31, 2024, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss applicable to common stockholders basic and diluted	$(11,393)	$(10,582)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,565	61,188
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.17)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of March 31,
	2025	2024
Stock options	255	476
Unvested restricted stock awards	38	88
Unvested restricted stock units, including performance-based restricted stock units	8,805	5,210
Total	9,098	5,774

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 20, 2025. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 10% and 11% of our revenue for the three months ended March 31, 2025 and 2024, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of March 31, 2025, we had $34.5 million of cash and cash equivalents and $84.3 million of short-term investments. We generated revenue of $36.7 million and $35.6 million in the three months ended March 31, 2025 and 2024, respectively, representing a period-over-period growth of 3%. Our net loss was $11.4 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively.
We generated Adjusted EBITDA of $(5.1) million and $(5.2) million in the three months ended March 31, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic and Industry Conditions
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, and the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
Further, unfavorable conditions in the legal industry may negatively affect the growth of our business and our results of operations. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services. Additionally, under President Trump, certain federal agencies have decreased their levels of enforcement under President Trump, which could have the effect of reducing the volume of major legal matters experienced and, therefore, the usage of our product offerings.
The effect of macroeconomic and legal industry conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases, the global economy worsens or unfavorable conditions in the legal industry persist or worsen, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events and legal industry conditions on our business, financial condition, and operating results, see the section titled “Risk Factors”.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the three months ended March 31, 2025, less than 10% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
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
In the three months ended March 31, 2025 and 2024, usage-based revenue represented 90% and 89% of total revenue, respectively, and subscription revenue fees represented 10% and 11% and of total revenue, respectively.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. In the near term, we expect that our research and development expenses will remain relatively consistent in absolute dollars but may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as capitalized software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase in absolute dollars and will continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.

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
Interest and Other Income, Net
Interest and other income, net consists primarily of interest income, income related to non-operating activities, interest expense, gains and losses from foreign currency transactions and remeasurements of foreign currency-denominated monetary assets and liabilities to the U.S. dollar.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$36,653	$35,571
Cost of revenue(1)	9,503	8,852
Gross profit	27,150	26,719
Operating expenses:
Research and development(1)	14,257	12,079
Sales and marketing(1)	14,527	15,808
General and administrative(1)	10,976	11,164
Total operating expenses	39,760	39,051
Loss from operations	(12,610)	(12,332)
Interest and other income, net	1,354	1,836
Loss from operations before income taxes	(11,256)	(10,496)
Income tax provision	(137)	(86)
Net loss attributable to common stockholders	$(11,393)	$(10,582)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$499	$385
Research and development	2,043	2,092
Sales and marketing	1,344	1,080
General and administrative	1,993	2,116
Total	$5,879	$5,673

	Three Months Ended March 31,
	2025	2024
Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	26	25
Gross profit	74	75
Operating expenses:
Research and development	39	34
Sales and marketing	40	44
General and administrative	30	31
Total operating expenses	108	110
Loss from operations	(34)	(35)
Interest and other income, net	4	5
Loss from operations before income taxes	(31)	(30)
Income tax provision	*	*
Net loss attributable to common stockholders	(31)%	(30)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$36,653	$35,571	$1,082	3%
Total revenue increased by $1.1 million, or 3%, for the three months ended March 31, 2025 compared to the same period in 2024. Revenue related to new customers added since March 31, 2024 contributed $4.5 million, which was offset by a $3.4 million decrease in revenue from customers that existed as of March 31, 2024. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $1.0 million, or 3%, for the three months ended March 31, 2025 compared to the same period in 2024 due to increases in usage of our software product offerings. Revenue generated from our services product offerings increased by $0.1 million, or 2%, for the three months ended March 31, 2025 compared to the same period in 2024.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$9,503	$8,852	$651	7%
Percentage of revenue	26%	25%
Total cost of revenue increased by $0.7 million, or 7%, for the three months ended March 31, 2025 compared to the same period in 2024. This change was primarily driven by a $0.4 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.2 million increase in salary and benefits costs.
Research and Development

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$14,257	$12,079	$2,178	18%
Percentage of revenue	39%	34%
Research and development expenses increased by $2.2 million, or 18%, for the three months ended March 31, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $1.9 million in personnel costs, including stock-based compensation, as a result of increased headcount, and a $0.2 million decrease in capitalized software development.
Sales and Marketing

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$14,527	$15,808	$(1,281)	(8)%
Percentage of revenue	40%	44%
Sales and marketing expenses decreased by $1.3 million, or 8%, for the three months ended March 31, 2025 compared to the same period in 2024. The change was primarily related to a decrease of $0.8 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. In addition, $0.5 million of the decrease was due to a decrease in marketing expenses.
General and Administrative

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$10,976	$11,164	$(188)	(2)%
Percentage of revenue	30%	31%
General and administrative expenses decreased by $0.2 million, or 2%, for the three months ended March 31, 2025 compared to the same period in 2024. This change was primarily attributable to a decrease of $0.4 million and $0.3 million in professional services and insurance costs, respectively. These decreases were partially offset by a $0.5 million increase in personnel costs, including stock-based compensation, as a result of increased headcount.

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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,393)	$(10,582)
Depreciation and amortization expense	927	1,075
Income tax provision	137	86
Interest and other, net	(1,354)	(1,836)
Stock-based compensation expense	5,879	5,673
Payroll tax expense on employee stock transactions	150	193
Expenses associated with stockholder litigation	565	199
Adjusted EBITDA	$(5,089)	$(5,192)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $34.5 million and $84.3 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the three months ended March 31, 2025 from the material cash requirements disclosed in our Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and conflict in the Middle East, and the executive orders issued by President Trump, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2025. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(10,498)	$(7,330)	$(3,168)	43%
Cash used in investing activities	(7,656)	(688)	(6,968)	1,013
Cash used in financing activities	(84)	(2,854)	2,770	(97)
Net decrease in cash and cash equivalents	$(18,238)	$(10,872)	$(7,366)	68%
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
Net cash used in operating activities for the three months ended March 31, 2025 was $10.5 million, an increase of $3.2 million from net cash used in operating activities of $7.3 million for the three months ended March 31, 2024. The change in cash flow used in operations was partially due to an increase in net loss of $0.8 million. Fluctuations in net loss are further explained in the Comparison of the Three Months Ended March 31, 2025 and 2024 section included elsewhere in Management’s Discussion and Analysis. The change in cash flow used in operations was also caused by a decrease of $1.7 million in the change in accounts receivable due to the timing of payments received from customers and a decrease of $0.8 million related to accretion income of short-term investments. These changes were partially offset by an increase of $0.4 million related to deferred revenue due to the timing of billings and deposits received from customers prior to the recognition of revenue from those related payments.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $7.7 million, an increase of $7.0 million from net cash used in investing activities of $0.7 million for the three months ended March 31, 2024. The change in cash used in investing activities was primarily related to $45.4 million in purchases of short-term investments during the three months ended March 31, 2025. This was partially offset by an increase in maturities of investments of $38.3 million during the three months ended March 31, 2025.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million, a decrease of $2.8 million from net cash used in financing activities of $2.9 million for the three months March 31, 2024. This decrease was primarily related to cash paid for the 2024 share repurchase program of $2.7 million.
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
Capitalized Software Development
We capitalize certain costs related to the development of our product offerings and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary development efforts are successfully completed, and (ii) it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our condensed consolidated statements of operations and comprehensive loss. The capitalization of software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our product offerings, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of software development costs we capitalize and amortize could change in future periods.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against us and certain of our current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that we made materially false or misleading statements about the factors that were driving our revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, we filed a motion to dismiss the amended complaint, which was fully briefed as of August 12, 2024. On January 30, 2025, the Court issued an order granting in part and denying in part our motion to dismiss. On February 27, 2025, we filed a motion for reconsideration on the Court’s order denying in part our motion to dismiss, which was denied on April 9, 2025.
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $11.4 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively. We generated net losses of $55.8 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $308.8 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. Customers are charged in part based on their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, including as a result of reduced levels of enforcement by certain federal agencies under President Trump, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
Customers under usage-based contracts can cancel their contracts or reduce their usage at any time. The loss of customers or reductions in their usage of our product offerings may each have a negative impact on our business, results of operations and financial condition. Because a significant majority of our revenue is directly correlated with our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception, respectively, of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues.
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
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance or impact our customers’ purchasing decisions;
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
We seek to grow our partner ecosystem as a way to grow our business. We plan to continue to establish and maintain similar strategic relationships with law firms and other legal services providers. Our relationship with these entities are an important aspect of our business. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish and retain successful strategic partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. In order to develop and expand our distribution channel, we must develop and improve our processes for partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results and financial condition may be adversely affected.
The success of our strategy to establish and maintain relationships with law firms and other legal services providers also depends in part on the ability of these partners to generate and maintain business with their own clients. If the clients of our law firm and other legal services provider partners reduce their legal spending or move their business to other firms or legal services providers with whom we do not partner for any reason, usage of our product offerings may decline and our business, operating results and financial condition may be adversely affected. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three months ended March 31, 2025, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our product offerings to our customers outside of the United States, which could adversely affect our operating results. In addition, we hold certain assets and incur a portion of our operating expenses outside the United States. These assets and operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently engage in hedging efforts, if we do not successfully hedge against the risks associated with currency fluctuations as our international operations and customer base grow, our business may be harmed.
Risks Related to Socioeconomic Factors
Unfavorable conditions in the global economy, including a global or domestic recession or the fear thereof, could cause reductions in legal spending and harm our business.
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of fluctuations in inflation and interest rates, the imposition of tariffs in the United States and retaliatory tariffs abroad and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of the Russia-Ukraine war and conflict in the Middle East and the related political and economic response. To the extent that our product offerings are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries, in part due to opportunistic acquisitions in a depressed valuation environment, may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships.
Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
As of March 31, 2025, we had 12 granted U.S. patents and 20 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
We operate internationally and maintain staff outside the United States to support our business, including our potential growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth into the international markets and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities; changes in tax rates; new or revised tax laws or interpretations of existing tax laws and policies; and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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
If we fail to maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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
Based on the number of shares outstanding as of March 31, 2025, our officers, directors and their associated investment funds collectively beneficially owned a majority of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.3 million shares of common stock issuable upon the exercise of options and 8.8 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of March 31, 2025. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of March 31, 2025, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
None.
(b) Use of Proceeds
On July 23, 2021, we completed our IPO in which we issued and sold 7,700,000 shares of our common stock at the IPO price of $32.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 500,000 shares of common stock from us and 200,000 shares of common stock from the selling stockholder named in the final prospectus, or the Prospectus, for our IPO, filed with the SEC on July 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act, resulting in net proceeds to us of approximately $223.2 million, after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholder. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-257435), which was declared effective by the SEC on July 20, 2021. As of March 31, 2025, the net proceeds from our IPO have been fully utilized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-40624	10.4	May 9, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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

CS DISCO, INC.

May 7, 2025	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 7, 2025	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)