Form 10-Q
period 2025-06-30
CS Disco, Inc.
filed 2025-08-06
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 61,741,846 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,672	$52,771
Short-term investments	92,817	76,356
Accounts receivable, net	23,861	23,117
Prepaid expenses and other current assets	4,566	4,692
Total current assets	142,916	156,936
Property and equipment, net	7,665	7,878
Operating lease right-of-use assets	7,270	8,388
Other intangible assets, net	296	400
Goodwill	5,898	5,898
Other assets	827	820
Total assets	$164,872	$180,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,122	$3,994
Accrued expenses	6,187	5,947
Accrued salary and benefits	5,809	9,127
Deferred revenue	3,493	4,296
Operating leases	2,514	2,288
Finance leases	43	42
Total current liabilities	21,168	25,694
Operating leases, non-current	5,566	6,855
Finance leases, non-current	94	116
Other liabilities	149	141
Total liabilities	26,977	32,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 61,690 and 60,329 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	309	302
Additional paid-in capital	457,229	444,601
Accumulated other comprehensive income	(8)	41
Accumulated deficit	(319,635)	(297,430)
Total stockholders’ equity	137,895	147,514
Total liabilities and stockholders’ equity	$164,872	$180,320

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$38,106	$36,005	$74,759	$71,576
Cost of revenue	9,683	9,288	19,186	18,140
Gross profit	28,423	26,717	55,573	53,436
Operating expenses:
Research and development	13,968	12,888	28,225	24,967
Sales and marketing	15,241	15,498	29,768	31,306
General and administrative	11,024	10,715	22,000	21,879
Total operating expenses	40,233	39,101	79,993	78,152
Loss from operations	(11,810)	(12,384)	(24,420)	(24,716)
Interest and other income, net	1,208	1,655	2,562	3,491
Loss from operations before income taxes	(10,602)	(10,729)	(21,858)	(21,225)
Income tax provision	(210)	(105)	(347)	(191)
Net loss attributable to common stockholders	$(10,812)	$(10,834)	$(22,205)	$(21,416)
Unrealized loss on investments	(9)	—	(49)	—
Comprehensive loss	$(10,821)	$(10,834)	$(22,254)	$(21,416)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.18)	$(0.36)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,245	59,815	60,913	60,508

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	12	—	6	—	—	6
Repurchase of common stock related to net share settlement	(5)	—	(24)	—	—	(24)
Vesting of restricted stock units	416	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	57	1	240	—	—	241
Stock compensation expense	—	—	5,868	—	—	5,868
Unrealized loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(11,393)	(11,393)
Balance at March 31, 2025	60,809	$305	$450,689	$1	$(308,823)	$142,172
Exercise of stock options	42	—	22	—	—	22
Repurchase of common stock related to net share settlement	(5)	—	(20)	—	—	(20)
Vesting of restricted stock units	844	4	(4)	—	—	—
Stock compensation expense	—	—	6,542	—	—	6,542
Unrealized loss on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance at June 30, 2025	61,690	$309	$457,229	$(8)	$(319,635)	$137,895

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

CS DISCO, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(22,205)	$(21,416)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,829	2,103
Stock-based compensation	12,357	11,731
Charge to allowance for credit losses	1,097	1,126
Gain on disposal of long-lived assets	—	(2)
Non-cash operating lease costs	1,118	771
Amortization of premium on short-term investments	(1,707)	—
Other	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,840)	533
Prepaid expenses and other current assets	125	984
Other long-term assets	—	14
Accounts payable	(749)	(816)
Accrued expenses and other	(2,716)	(1,365)
Deferred revenue	(803)	(767)
Operating lease liabilities	(1,062)	(796)
Other liabilities	(60)	(80)
Net cash used in operating activities	(14,719)	(7,980)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(1,490)	(1,346)
Purchases of short-term investments	(91,940)	—
Maturities of short-term investments	77,138	—
Proceeds from disposal of equipment	4	2
Net cash used in investing activities	(16,288)	(1,344)
Cash flow from financing activities:
Proceeds from exercise of stock options	29	18
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	240	360
Repurchase of common stock related to net share settlement	(44)	(71)
Repurchase of common stock related to share repurchase program	—	(20,052)
Cash paid for acquisitions	(296)	(457)
Principal payments on finance lease obligations	(21)	(20)
Net cash used in financing activities	(92)	(20,222)
Net decrease in cash and cash equivalents:	(31,099)	(29,546)
Cash and cash equivalents at beginning of period	52,771	159,551
Cash and cash equivalents at end of period	$21,672	$130,005
Supplemental disclosure:
Cash paid for taxes	$931	$464
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$42	$79

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

Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets, carrying value of goodwill and income taxes and deferred tax asset valuation. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s unaudited condensed consolidated financial position and results of operations.

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

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the unaudited condensed consolidated statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of short-term investments for the three and six months ended June 30, 2025. The Company did not hold any short-term investments in the three and six months ended June 30, 2024.

Accounts Receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. The Company determines its trade accounts receivable allowances based upon the assessment of various factors, such as: historical experience, credit quality of its customers, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. Increases and decreases in the allowance for credit losses are included as a component of general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company does not have any off-balance sheet credit exposure related to its customers.
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $1.2 million and $2.1 million for expected losses for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.6 million has been written off and charged against the allowance for the three and six months ended June 30, 2025, respectively. Recoveries made by the Company were $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively. The allowance for credit losses related to accounts receivable was $2.3 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively. Unbilled receivables were $2.5 million as of June 30, 2025 and December 31, 2024, and were included within accounts receivable on the unaudited condensed consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2025 and the year ended December 31, 2024.

Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets. Amortization on leasehold improvements is recorded using the shorter of the lease term or useful life. The estimated useful life of each asset category is as follows:

Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or 5 years
Computer equipment	2 years
The Company periodically reviews the estimated useful lives of property and equipment and any changes to the estimated useful lives are recorded prospectively from the date of the change.

When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss in the period of disposal.

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
Capitalized costs are included in property and equipment, net on the unaudited condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the development of product offerings is included in cost of revenue.
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

Leases
The Company determines if an arrangement is or contains a lease at contract inception. The Company presents the operating leases in long-term assets and current and long-term liabilities in the unaudited condensed consolidated balance sheets. Finance lease assets are included in property and equipment, net, and finance lease liabilities are presented in current and long-term liabilities on the unaudited condensed consolidated balance sheets.
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

Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized development software costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and six months ended June 30, 2025 and 2024.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.1 million and $1.9 million for the three and six months ended June 30, 2025, respectively. Advertising expenses were $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively. These costs are included in sales and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits the taxes to government authorities. The Company relieves the sales tax payable balances from the unaudited condensed consolidated balance sheets as cash is collected from the customer and the taxes are remitted to the appropriate tax authority.
Income Taxes
The Company accounts for income taxes in accordance with the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. All deferred tax assets and liabilities are classified as non-current within the accompanying unaudited condensed consolidated balance sheets.
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2025 and December 31, 2024.
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
In the three and six months ended June 30, 2025 and 2024, usage-based revenue represented 90% and 89% of total revenue, respectively, and subscription revenue fees represented 10% and 11% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million of deferred revenue in each of the years ended December 31, 2024 and 2023, the Company recognized $3.0 million and $3.3 million as revenue during the six months June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded $3.5 million and $4.3 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, the Company expects to recognize approximately $26.9 million of revenue from RPO. The Company expects to recognize revenue of approximately $11.1 million as of June 30, 2025 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are capitalized if the expected benefit is expected to be longer than one year. These capitalized costs are amortized over the expected period of benefit, primarily based on the nature and terms of the Company’s contracts. As of June 30, 2025, capitalized incremental contract costs were $0.1 million. As of June 30, 2024, the Company recorded no capitalized incremental contract costs. These costs are included in prepaid expenses and other current assets within the unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company amortized a nominal amount of incremental contract costs. During the three and six months ended June 30, 2024, the Company amortized no incremental contract costs.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software	$32,744	$29,278	$63,631	$59,187
Services	5,362	6,727	11,128	12,389
Total revenue	$38,106	$36,005	$74,759	$71,576
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$35,104	$32,541	$69,082	$64,893
All other countries	3,002	3,464	5,677	6,683
Total revenue	$38,106	$36,005	$74,759	$71,576
4. Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The chief operating decision maker uses consolidated net income to view operating trends, perform analytical comparisons and benchmark performance between periods to monitor budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating resources to the Company as a whole. Accordingly, the Company has determined that it operates in a single reporting segment. Refer to Note 3, “Revenue Recognition” to these unaudited condensed consolidated financial statements for revenue by geographic area. Further, long-lived assets outside of the United States are not significant.
Significant expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$38,106	$36,005	$74,759	$71,576
Cost of Revenue(1)	9,683	9,288	19,186	18,140
Gross Profit	28,423	26,717	55,573	53,436
Significant operating expenses:
Personnel costs	28,576	27,252	56,905	54,252
Professional services	3,590	3,066	6,563	6,249
Rent and facilities	1,106	983	2,298	2,138
Software expense	3,246	3,059	6,483	6,039
Advertising expense	1,120	1,130	1,920	2,292
Other segment items(2)	2,595	3,611	5,824	7,182
Loss from operations	(11,810)	(12,384)	(24,420)	(24,716)
Interest and other income, net	1,208	1,655	2,562	3,491
Income tax provision	(210)	(105)	(347)	(191)
Net loss attributable to common stockholders	$(10,812)	$(10,834)	$(22,205)	$(21,416)
______________
(1)Includes depreciation and amortization expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively.
(2)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	June 30, 2025
	Amortized cost	Unrealized gain (loss)	Total fair value
Short-term investments:
U.S. government securities	$82,283	$(9)	$82,274
Corporate securities	10,542	1	10,543
Total short-term investments	$92,825	$(8)	$92,817

	December 31, 2024
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$76,315	$41	$76,356
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.18 years as of June 30, 2025.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	$6,766	$6,428
Capitalized software development	13,427	12,212
Leasehold improvements	1,135	1,103
Furniture	1,219	1,211
Total property and equipment	22,547	20,954
Less: accumulated depreciation and amortization	(14,882)	(13,076)
Property and equipment, net	$7,665	$7,878
As discussed in Note 2, “Summary of Significant Accounting Policies - Capitalized Software Development Costs”, the Company capitalizes costs related to the development of computer software for internal use or related to the development of product offerings and is included in capitalized software development costs within property and equipment, net on the unaudited condensed consolidated balance sheets.
Depreciation and amortization expense relating to the Company’s property and equipment was $0.8 million and $1.7 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively.
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2025
	Operating Leases	Finance Leases
Remainder of 2025	$1,422	$23
2026	2,917	47
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$8,742	$145
As of June 30, 2025, the remaining weighted average term was 2.98 years and 3.09 years for the operating leases and finance lease, respectively. As of June 30, 2025, the Company had no additional operating or finance leases with future commencement dates.

8. Commitments and Contingencies
Leases and Other Commitments
See Note 7, “Leases,” to these unaudited condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Additionally, the Company has contractual commitments relating to cloud platform hosting and service purchase commitments as well as computer software licenses used to facilitate company operations. These commitments, that are noncancellable and expire within one to four years after June 30, 2025, are as follows (in thousands):

Purchase obligations	As of June 30, 2025

Remainder of 2025	$12,376
2026	23,629
2027	22,471
2028	22,140
2029	11,070
Thereafter	—
Total	$91,686
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
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both June 30, 2025 and December 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the six months ended June 30, 2025.

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
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law intangible asset, and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. The fair value of the primary law intangible asset and its related capitalized development costs was determined to be zero as no future cash flows were identified. The Company recorded a full non-cash impairment charge on the primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. The Company recorded no impairment charges in the six months ended June 30, 2025.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(604)	$296	5 years

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(514)	$386	5 years
Customer relationships	300	(286)	14	3 years
Total	$1,200	$(800)	$400
Other intangible asset amortization expense was nominal and $0.1 million for the three and six months ended June 30, 2025, respectively. Other intangible asset amortization expense was $0.1 million for each of the three and six months ended June 30, 2024. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the unaudited condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$90
2026	180
2027	26
Thereafter	—
Total	$296

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2025, 5.7 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $12.4 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2024	287	$7.24	3.58	$375
Granted	—	—
Exercised	(55)	0.53
Forfeited and cancelled	(38)	9.72
Options outstanding as of June 30, 2025	194	$8.63	4.03	$112
Options vested and exercisable as of June 30, 2025	194	$8.63	4.03	$112
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.2 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was no unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the six months ended June 30, 2025 and 2024. During each of the six months ended June 30, 2025 and 2024, 25,000 RSAs vested and were released from the Company’s right to repurchase. During each of the six months ended June 30, 2025 and 2024, no RSAs were cancelled.
As of June 30, 2025, the Company had $0.4 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 0.50 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three years or four years, subject to the continuous service of the individual.
In February 2025 and 2024, the Company granted PSUs for 0.9 million shares and 0.4 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. With respect to the PSUs granted in 2025, after the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. With respect to the PSUs granted in 2024, after the applicable performance period, one-third of the vestable shares vested upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. In February 2025, it was determined that the Company partially met the performance goals for the PSUs granted in 2024, and accordingly, these PSUs will vest at approximately 73% attainment. As of June 30, 2025, a nominal amount of the PSUs granted in 2024 had vested or settled and 0.3 million of the PSUs granted in 2024 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2024	5,095	$8.85	$25,424
Granted	4,765	5.19
Vested	(1,260)	9.53
Forfeited and cancelled	(401)	7.66
Unvested and outstanding as of June 30, 2025	8,199	$6.68	$35,828
As of June 30, 2025, there was an estimated $47.3 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.42 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million of stock-based compensation expense for the ESPP during each of the six months ended June 30, 2025 and 2024. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the six months ended June 30, 2025 and 2024.

Share Repurchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding shares of common stock, which was completed as of June 30, 2024 under which approximately 2.6 million shares of common stock were purchased at a weighted average price of $7.66. These trades were completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions.
11. Income Taxes
The Company’s income tax expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The Company’s income tax expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.98)% and (1.59)% of the loss before income taxes for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate was (0.98)% and (0.90)% of the loss before income taxes for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.

12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million and $1.1 million in employer contributions to the plan during the three and six months ended June 30, 2025, respectively. The Company made $0.4 million and $1.0 million in employer contributions to the plan during the three and six months ended June 30, 2024, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of June 30, 2025 and December 31, 2024, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss applicable to common stockholders basic and diluted	$(10,812)	$(10,834)	$(22,205)	$(21,416)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,245	59,815	60,913	60,508
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.18)	$(0.36)	$(0.35)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2025	2024
Stock options	194	443
Unvested restricted stock awards	25	75
Unvested restricted stock units, including performance-based restricted stock units	8,199	5,588
Total	8,418	6,106

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 10% and 11% of our revenue for the three and six months ended June 30, 2025, and 2024, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of June 30, 2025, we had $21.7 million of cash and cash equivalents and $92.8 million of short-term investments. We generated revenue of $38.1 million and $36.0 million in the three months ended June 30, 2025 and 2024, respectively, representing a period-over-period growth of 6%, and $74.8 million and $71.6 million in the six months ended June 30, 2025 and 2024, respectively, representing a period-over-period growth of 4%. Our net loss was $10.8 million for each of the three months ended June 30, 2025 and 2024, and $22.2 million and $21.4 million for the six months ended June 30, 2025 and 2024, respectively.
We generated Adjusted EBITDA of $(2.7) million and $(4.7) million in the three months ended June 30, 2025 and 2024, respectively, and $(7.8) million and $(9.9) million in the six months ended June 30, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Further, unfavorable conditions in the legal industry may negatively affect the growth of our business and our results of operations. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, the validity of certain of these executive orders continues to be litigated in the federal court system and we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services. Additionally, under President Trump, certain federal agencies have decreased their levels of enforcement under President Trump, which could have the effect of reducing the volume of major legal matters experienced and, therefore, the usage of our product offerings.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the three and six months ended June 30, 2025, less than 10% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.

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
In the three and six months ended June 30, 2025 and 2024, usage-based revenue represented 90% and 89% of total revenue, respectively, and subscription revenue fees represented 10% and 11% and of total revenue, respectively.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$38,106	$36,005	$74,759	$71,576
Cost of revenue(1)	9,683	9,288	19,186	18,140
Gross profit	28,423	26,717	55,573	53,436
Operating expenses:
Research and development(1)	13,968	12,888	28,225	24,967
Sales and marketing(1)	15,241	15,498	29,768	31,306
General and administrative(1)	11,024	10,715	22,000	21,879
Total operating expenses	40,233	39,101	79,993	78,152
Loss from operations	(11,810)	(12,384)	(24,420)	(24,716)
Interest and other income, net	1,208	1,655	2,562	3,491
Loss from operations before income taxes	(10,602)	(10,729)	(21,858)	(21,225)
Income tax provision	(210)	(105)	(347)	(191)
Net loss attributable to common stockholders	$(10,812)	$(10,834)	$(22,205)	$(21,416)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$562	$432	$1,061	$817
Research and development	2,244	2,084	4,287	4,176
Sales and marketing	1,478	1,171	2,822	2,251
General and administrative	2,194	2,371	4,187	4,487
Total	$6,478	$6,058	$12,357	$11,731

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	25	26	26	25
Gross profit	75	74	74	75
Operating expenses:
Research and development	37	36	38	35
Sales and marketing	40	43	40	44
General and administrative	29	30	29	31
Total operating expenses	106	109	107	109
Loss from operations	(31)	(34)	(33)	(35)
Interest and other income, net	3	5	3	5
Loss from operations before income taxes	(28)	(30)	(29)	(30)
Income tax provision	(1)	*	*	*
Net loss attributable to common stockholders	(28)%	(30)%	(30)%	(30)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$38,106	$36,005	$2,101	6%
Total revenue increased by $2.1 million, or 6%, for the three months ended June 30, 2025 compared to the same period in 2024. Revenue related to new customers added since June 30, 2024 contributed $4.4 million, which was offset by a $2.3 million decrease in revenue from customers that existed as of June 30, 2024. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $3.5 million, or 12%, for the three months ended June 30, 2025 compared to the same period in 2024 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $1.4 million, or 20%, for the three months ended June 30, 2025 compared to the same period in 2024. This change was driven by decreases in usage of our services product offerings within managed review.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$9,683	$9,288	$395	4%
Percentage of revenue	25%	26%
Total cost of revenue increased by $0.4 million, or 4%, for the three months ended June 30, 2025 compared to the same period in 2024. This change was primarily driven by a $0.6 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.4 million increase in salary and benefits costs. These changes were partially offset by a $0.7 million decrease in outsourced staffing vendor fees due to a decrease in managed review activity.
Research and Development

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$13,968	$12,888	$1,080	8%
Percentage of revenue	37%	36%
Research and development expenses increased by $1.1 million, or 8%, for the three months ended June 30, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $1.5 million in personnel costs, including stock-based compensation, as a result of increased headcount, partially offset by a $0.4 million increase in capitalized software development.
Sales and Marketing

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$15,241	$15,498	$(257)	(2)%
Percentage of revenue	40%	43%
Sales and marketing expenses decreased by $0.3 million, or 2%, for the three months ended June 30, 2025 compared to the same period in 2024. The change was primarily related to a decrease of $0.2 million in marketing expenses.
General and Administrative

	Three Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$11,024	$10,715	$309	3%
Percentage of revenue	29%	30%
General and administrative expenses increased by $0.3 million, or 3%, for the three months ended June 30, 2025 compared to the same period in 2024. This change was primarily attributable to an increase of $0.7 million in professional services costs primarily related to legal fees for the securities litigation. This increase was partially offset by a $0.3 million decrease in insurance expense.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$74,759	$71,576	$3,183	4%
Total revenue increased by $3.2 million, or 4%, for the six months ended June 30, 2025 compared to the same period in 2024. Revenue related to new customers added since June 30, 2024 contributed $7.7 million, which was offset by a $4.5 million decrease in revenue from customers that existed as of June 30, 2024. The change in revenue from existing customers was driven by decreases in usage of our product offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $4.4 million, or 8%, for the six months ended June 30, 2025 compared to the same period in 2024 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased by $1.3 million, or 10%, for the six months ended June 30, 2025 compared to the same period in 2024. This change was driven by decreases in usage of our services product offerings within managed review.
Cost of Revenue

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$19,186	$18,140	$1,046	6%
Percentage of revenue	26%	25%
Total cost of revenue increased by $1.0 million, or 6%, for the six months ended June 30, 2025 compared to the same period in 2024. This change was primarily driven by a $1.0 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.6 million increase in salary and benefits costs. These changes were partially offset by a $0.8 million decrease in outsourced staffing vendor fees due to a decrease in managed review activity.
Research and Development

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$28,225	$24,967	$3,258	13%
Percentage of revenue	38%	35%
Research and development expenses increased by $3.3 million, or 13%, for the six months ended June 30, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $3.4 million in personnel costs, including stock-based compensation, as a result of increased headcount, partially offset by a $0.2 million increase in capitalized software development.

Sales and Marketing

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$29,768	$31,306	$(1,538)	(5)%
Percentage of revenue	40%	44%
Sales and marketing expenses decreased by $1.5 million, or 5%, for the six months ended June 30, 2025 compared to the same period in 2024. The change was primarily related to a decrease of $0.8 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. In addition, marketing expenses decreased $0.7 million.
General and Administrative

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$22,000	$21,879	$121	1%
Percentage of revenue	29%	31%
General and administrative expenses increased by $0.1 million, or 1%, for the six months ended June 30, 2025 compared to the same period in 2024. This change was primarily attributable to an increase of $0.6 million in personnel costs, including stock-based compensation, as a result of increased headcount, partially offset by a $0.5 million decrease in insurance expense.
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization expense is a non-cash charge, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense and payroll tax expense on employee stock transactions; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of expenses associated with the stockholder litigation; and (vi) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP. We expect Adjusted EBITDA to improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(10,812)	$(10,834)	$(22,205)	$(21,416)
Depreciation and amortization expense	902	1,028	1,829	2,103
Income tax provision	210	105	347	191
Interest and other, net	(1,208)	(1,655)	(2,562)	(3,491)
Stock-based compensation expense	6,478	6,058	12,357	11,731
Payroll tax expense on employee stock transactions	161	178	311	371
Expenses associated with stockholder litigation	1,581	384	2,146	583
Adjusted EBITDA	$(2,688)	$(4,736)	$(7,777)	$(9,928)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $21.7 million and $92.8 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of June 30, 2025:

	Payments Due by Period
	Remainder of 2025	2026 - 2027	2028 - 2029	Total
	(in thousands)
Operating lease commitments(a)	$1,422	$5,923	$1,397	$8,742
Finance lease commitments(b)	23	94	28	145
Cloud platform purchase commitments(c)	11,070	44,280	33,210	88,560
Other purchase commitments(d)	1,306	1,820	—	3,126
Total	$13,821	$52,117	$34,635	$100,573
a.We occupy certain facilities under non-cancelable lease arrangements. Our New York lease agreement is set to expire in January 2028 and our Austin lease agreement is set to expire in July 2028. We may lease or purchase additional space as needed to accommodate our needs.
b.We lease certain furniture and fixtures classified as a finance lease. The leased furniture is amortized on a straight-line basis over the shorter of the life of the lease or 5 years and is included in depreciation and amortization expense.
c.Cloud platform and service purchase commitments encompass non-cancellable agreements to support our software. These expenses are incurred as services are performed and are in the normal course of business.
d.Other purchase commitments primarily encompass non-cancellable software agreements to support our internal functions. These expenses are incurred as services are performed and are in the normal course of business.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic and industry conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and conflict in the Middle East, and the executive orders issued by President Trump, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2025. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(14,719)	$(7,980)	$(6,739)	84%
Cash used in investing activities	(16,288)	(1,344)	(14,944)	1,112
Cash used in financing activities	(92)	(20,222)	20,130	(100)
Net decrease in cash and cash equivalents	$(31,099)	$(29,546)	$(1,553)	5%
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
Net cash used in operating activities for the six months ended June 30, 2025 was $14.7 million, an increase of $6.7 million from net cash used in operating activities of $8.0 million for the six months ended June 30, 2024. The change in cash flow used in operations was partially due to an increase in net loss of $0.8 million. Fluctuations in net loss are further explained in the Comparison of the Six Months Ended June 30, 2025 and 2024 section included elsewhere in Management’s Discussion and Analysis. The change in cash flow used in operations was also caused by a decrease of $2.4 million in the change in accounts receivable due to the timing of payments received from customers and a decrease of $1.7 million related to accretion income of short-term investments. In addition, there was a decrease of $1.3 million in the change in accounts payable and accrued expenses due to the timing of vendor payments and a $0.9 million decrease related to various prepaid expenses.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $16.3 million, an increase of $14.9 million from net cash used in investing activities of $1.3 million for the six months ended June 30, 2024. The change in cash used in investing activities was primarily related to $91.9 million in purchases of short-term investments during the six months ended June 30, 2025. This was partially offset by an increase in maturities of short-term investments of $77.1 million during the six months ended June 30, 2025.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $0.1 million, a decrease of $20.1 million from net cash used in financing activities of $20.2 million for the six months ended June 30, 2024. This decrease was primarily related to cash paid for the 2024 share repurchase program of $20.1 million.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Capitalized Software Development
We capitalize certain costs related to the development of our product offerings and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary development efforts are successfully completed, and (ii) it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be four years. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. The capitalization of software development contains uncertainties because it requires management to exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our product offerings, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of software development costs we capitalize and amortize could change in future periods.
Acquisitions
When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to operating expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies - Accounting Pronouncements Not Yet Adopted,” in our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for more information.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. As a result, the trading price of our common stock could decline.
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
Additionally, Firefox and Safari have phased out third-party cookies, which makes it more difficult for us to target advertisements. While Google has announced a temporary halt of its prior plan to similarly phase out third-party cookies in its Chrome browser, there is no guarantee that Google will not resume its plan and that other browsers will not adopt similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal information for targeted advertising purposes as well as a company’s disclosure of personal information in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser opt-out signals from the Global Privacy Control.

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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $22.2 million and $21.4 million for the six months ended June 30, 2025 and 2024, respectively. We generated net losses of $55.8 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $319.6 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
The success of our strategy to establish and maintain relationships with law firms and other legal services providers also depends in part on the ability of these partners to generate and maintain business with their own clients. If the clients of our law firm and other legal services provider partners reduce their legal spending or move their business to other firms or legal services providers with whom we do not partner for any reason, usage of our product offerings may decline and our business, operating results and financial condition may be adversely affected. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, the validity of these executive orders continues to be litigated in the federal court system and we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services.
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
Our ability to increase our customer base and achieve broader market acceptance of our product offerings will significantly depend on our ability to expand our marketing and sales operations. We plan to dedicate significant resources to sales, marketing and demand-generation programs, including various online marketing activities as well as targeted account-

based advertising. The effectiveness of our targeted account-based advertising has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. If our lead generation methods do not result in broader market acceptance of our product offerings, we will not realize the intended benefits of this strategy and our business will be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three and six months ended June 30, 2025, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, ad,verse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of June 30, 2025, we had 13 granted U.S. patents and 22 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
The U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Should our effective tax rate rise, our business could be harmed.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, allowance for credit losses, fair value of financial instruments, capitalization and amortization of capitalized software development costs, valuation of stock-based compensation, valuation of acquisitions, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our unaudited condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.
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
Pursuant to Section 107 of the JOBS Act, an emerging growth company may elect to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably opted not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to the financial statements of other emerging growth companies that elect to avail themselves of the exemption from new or revised accounting pronouncements as of public company effective dates.
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
Based on the number of shares outstanding as of June 30, 2025, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 8.2 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of June 30, 2025. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of June 30, 2025, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
None.
(b) Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the purchase of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares of Common Stock to be Purchased(1)	Expiration Date
James Offerdahl	Director	May 15, 2025	9,500	August 15, 2026
Thomas Bogan	Director	June 13, 2025	100,000	August 15, 2026
______________
(1)     The actual number of shares to be purchased under the Rule 10b5-1 trading arrangement will be determined, in part, based on the Company’s share price and is not determinable at this time.

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

CS DISCO, INC.

August 6, 2025	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 6, 2025	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)