Form 10-Q
period 2025-09-30
CS Disco, Inc.
filed 2025-11-05
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 62,491,594 shares of common stock, $0.005 par value per share, outstanding.

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
•the impact of unfavorable conditions in the legal industry, including as a result of decreased levels of regulatory enforcement and the current or future shutdowns of the U.S. government, on the growth of our business and usage of our product offerings;
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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,804	$52,771
Short-term investments	84,682	76,356
Accounts receivable, net	24,233	23,117
Insurance recovery receivable related to legal loss contingency (Note 8)	9,240	—
Prepaid expenses and other current assets	6,103	4,692
Total current assets	153,062	156,936
Property and equipment, net	8,030	7,878
Operating lease right-of-use assets	6,700	8,388
Other intangible assets, net	251	400
Goodwill	5,898	5,898
Other assets	820	820
Total assets	$174,761	$180,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,464	$3,994
Accrued expenses	5,189	5,947
Accrued legal loss contingency (Note 8)	15,500	—
Accrued salary and benefits	7,955	9,127
Deferred revenue	4,272	4,296
Operating leases	2,569	2,288
Finance leases	43	42
Total current liabilities	38,992	25,694
Operating leases, non-current	4,908	6,855
Finance leases, non-current	83	116
Other liabilities	148	141
Total liabilities	44,131	32,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 62,493 and 60,329 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	313	302
Additional paid-in capital	463,607	444,601
Accumulated other comprehensive income	10	41
Accumulated deficit	(333,300)	(297,430)
Total stockholders’ equity	130,630	147,514
Total liabilities and stockholders’ equity	$174,761	$180,320

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$40,919	$36,266	$115,678	$107,842
Cost of revenue	10,008	9,740	29,194	27,880
Gross profit	30,911	26,526	86,484	79,962
Operating expenses:
Research and development	13,420	12,757	41,645	37,724
Sales and marketing	15,032	14,988	44,800	46,294
General and administrative	16,921	9,658	38,921	31,537
Total operating expenses	45,373	37,403	125,366	115,555
Loss from operations	(14,462)	(10,877)	(38,882)	(35,593)
Interest and other income, net	937	1,837	3,499	5,328
Loss from operations before income taxes	(13,525)	(9,040)	(35,383)	(30,265)
Income tax provision	(140)	(118)	(487)	(309)
Net loss attributable to common stockholders	$(13,665)	$(9,158)	$(35,870)	$(30,574)
Unrealized gain (loss) on investments	18	61	(31)	61
Comprehensive loss	$(13,647)	$(9,097)	$(35,901)	$(30,513)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.15)	$(0.58)	$(0.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,094	59,675	61,320	60,236

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	12	—	6	—	—	6
Repurchase of common stock related to net share settlement	(5)	—	(24)	—	—	(24)
Vesting of restricted stock units	416	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	57	1	240	—	—	241
Stock compensation expense	—	—	5,868	—	—	5,868
Unrealized gain (loss) on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(11,393)	(11,393)
Balance at March 31, 2025	60,809	$305	$450,689	$1	$(308,823)	$142,172
Exercise of stock options	42	—	22	—	—	22
Repurchase of common stock related to net share settlement	(5)	—	(20)	—	—	(20)
Vesting of restricted stock units	844	4	(4)	—	—	—
Stock compensation expense	—	—	6,542	—	—	6,542
Unrealized gain (loss) on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance at June 30, 2025	61,690	$309	$457,229	$(8)	$(319,635)	$137,895
Exercise of stock options	10	—	8	—	—	8
Repurchase of common stock related to net share settlement	(5)	—	(26)	—	—	(26)
Vesting of restricted stock units	745	4	(4)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	53	—	181	—	—	181
Stock compensation expense	—	—	6,219	—	—	6,219
Unrealized gain (loss) on investments	—	—	—	18	—	18
Net loss	—	—	—	—	(13,665)	(13,665)
Balance at September 30, 2025	62,493	$313	$463,607	$10	$(333,300)	$130,630

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

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(35,870)	$(30,574)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,731	3,092
Stock-based compensation	18,447	16,878
Charge to allowance for credit losses	1,674	2,059
Gain on disposal of long-lived assets	—	(3)
Non-cash operating lease costs	1,688	1,284
Amortization of premium on short-term investments	(2,568)	(256)
Other	93	9
Changes in operating assets and liabilities:
Accounts receivable	(2,790)	946
Insurance recovery receivable related to legal loss contingency	(9,240)	—
Prepaid expenses and other current assets	(1,413)	(523)
Other long-term assets	—	14
Accounts payable	(633)	(1,432)
Accrued expenses and other	(1,488)	355
Accrued legal loss contingency	15,500	—
Deferred revenue	(24)	(1,243)
Operating lease liabilities	(1,666)	(1,323)
Other liabilities	(139)	(120)
Net cash used in operating activities	(15,698)	(10,837)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(2,546)	(2,223)
Purchases of short-term investments	(155,427)	(49,937)
Maturities of short-term investments	149,639	—
Proceeds from disposal of equipment	6	3
Net cash used in investing activities	(8,328)	(52,157)
Cash flow from financing activities:
Proceeds from exercise of stock options	36	30
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	421	601
Repurchase of common stock related to net share settlement	(70)	(100)
Repurchase of common stock related to share repurchase program	—	(20,052)
Cash paid for acquisitions	(296)	(457)
Principal payments on finance lease obligations	(32)	(30)
Net cash provided by (used in) financing activities	59	(20,008)
Net decrease in cash and cash equivalents:	(23,967)	(83,002)
Cash and cash equivalents at beginning of period	52,771	159,551
Cash and cash equivalents at end of period	$28,804	$76,549

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure:
Cash paid for taxes	$1,057	$572
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$72	$66

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

Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, and the ongoing U.S. government shutdown, as well as the effects of global events, such as the Russia-Ukraine war and the conflict in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets, accruals and contingencies, carrying value of goodwill and income taxes and deferred tax asset valuation. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s unaudited condensed consolidated financial position and results of operations.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which can include the Company’s money market account, U.S. Treasury securities and corporate debt securities with maturities of three months or less, are measured at fair value on a recurring basis.

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the unaudited condensed consolidated statements of operations and comprehensive loss. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. There were no impairments of short-term investments for each of the three and nine months ended September 30, 2025 and 2024.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $1.4 million and $3.5 million for expected losses for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.3 million has been written off and charged against the allowance for the three and nine months ended September 30, 2025, respectively. Recoveries made by the Company were $0.8 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. The allowance for credit losses related to accounts receivable was $2.1 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively. Unbilled receivables were $3.0 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively, and were included within accounts receivable on the unaudited condensed consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2025 and the year ended December 31, 2024.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during the three and nine months ended September 30, 2025 and 2024.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. Advertising expenses were $1.3 million and $3.6 million for the three and nine months ended September 30, 2024, respectively. These costs are included in sales and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2025 and December 31, 2024.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU No. 2025-06”), which removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and specifies considerations around significant uncertainty associated with the development activities of the software. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, and can be applied prospectively, under a modified transition, or retrospectively to all prior periods presented in the financial statements. Early adoption of the amendments is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
A performance obligation is a promise in a contract to transfer a distinct solution to the customer. The Company identifies performance obligations in its contracts with customers, which primarily include usage-based and subscription contracts. Usage-based contracts include fees based on usage of the Company’s platform or professional services, incurred on a time and materials basis, while subscription contracts represent the purchase of a committed data volume on the Company’s platform over a period of time. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. For contracts that include multiple performance obligations, the transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized over time as performance obligations are satisfied. Variable consideration is evaluated on a contract-by-contract basis, and a constraint is applied using the facts and circumstances of the contract when applicable. On a limited basis, the Company enters into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. The Company does not recognize the revenue related to these contracts until the legal matter is resolved. During the three months ended September 30, 2025, one of the Company’s customers under such a contingent arrangement experienced a favorable resolution to the legal matter, allowing the Company to recognize $1.3 million in revenue.
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
In the three and nine months ended September 30, 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively. In the three and nine months ended September 30, 2024, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.

Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million of deferred revenue in each of the years ended December 31, 2024 and 2023, the Company recognized $3.6 million and $4.0 million as revenue during the nine months September 30, 2025 and 2024, respectively. As each of September 30, 2025 and December 31, 2024, the Company recorded $4.3 million of current deferred revenue. The Company has no non-current deferred revenue as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, the Company expects to recognize approximately $25.4 million of revenue from RPO. The Company expects to recognize revenue of approximately $13.8 million as of September 30, 2025 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are capitalized if the expected benefit is expected to be longer than one year. These capitalized costs are amortized over the expected period of benefit, primarily based on the nature and terms of the Company’s contracts. As of September 30, 2025, capitalized incremental contract costs were $0.1 million. As of September 30, 2024, the Company recorded no capitalized incremental contract costs. These costs are included in prepaid expenses and other current assets within the unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company amortized a nominal amount of incremental contract costs. During the three and nine months ended September 30, 2024, the Company amortized no incremental contract costs.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Software	$35,233	$30,181	$98,864	$89,368
Services	5,686	6,085	16,814	18,474
Total revenue	$40,919	$36,266	$115,678	$107,842
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$37,584	$33,262	$106,666	$98,156
All other countries	3,335	3,004	9,012	9,686
Total revenue	$40,919	$36,266	$115,678	$107,842

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
Significant expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$40,919	$36,266	$115,678	$107,842
Cost of Revenue(1)	10,008	9,740	29,194	27,880
Gross Profit	30,911	26,526	86,484	79,962
Significant operating expenses:
Personnel costs	28,079	25,818	84,984	80,070
Professional services(2)	9,133	2,584	15,696	8,833
Rent and facilities	1,206	1,148	3,504	3,285
Software expense	3,365	3,216	9,849	9,254
Advertising expense	1,116	1,322	3,035	3,614
Other segment items(3)	2,474	3,315	8,298	10,499
Loss from operations	(14,462)	(10,877)	(38,882)	(35,593)
Interest and other income, net	937	1,837	3,499	5,328
Income tax provision	(140)	(118)	(487)	(309)
Net loss attributable to common stockholders	$(13,665)	$(9,158)	$(35,870)	$(30,574)
______________
(1)Includes depreciation and amortization expense of $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.
(2)Includes expenses related to the stockholder litigation of $7.0 million and $9.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.
(3)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2024, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	September 30, 2025
	Amortized cost	Unrealized gain	Total fair value
Cash equivalents:
U.S. government securities	$9,252	$—	$9,252
Short-term investments:
U.S. government securities	81,572	10	81,582
Corporate securities	3,100	—	3,100
Total short-term investments	84,672	10	84,682
Total level 1 debt securities	$93,924	$10	$93,934

	December 31, 2024
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$76,315	$41	$76,356
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.23 years as of September 30, 2025.
6. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	$6,912	$6,428
Capitalized software development	14,538	12,212
Leasehold improvements	1,137	1,103
Furniture	1,220	1,211
Total property and equipment	23,807	20,954
Less: accumulated depreciation and amortization	(15,777)	(13,076)
Property and equipment, net	$8,030	$7,878
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
Depreciation and amortization expense relating to the Company’s property and equipment was $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $2.8 million for the three and nine months ended September 30, 2024, respectively.
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

	As of September 30, 2025
	Operating Leases	Finance Leases
Remainder of 2025	$717	$11
2026	2,917	47
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$8,037	$133
As of September 30, 2025, the remaining weighted average term was 2.73 years and 2.84 years for the operating leases and finance lease, respectively. As of September 30, 2025, the Company had no additional operating or finance leases with future commencement dates.
8. Commitments and Contingencies
Leases and Other Commitments
See Note 7, “Leases,” to these unaudited condensed consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Additionally, the Company has contractual commitments relating to cloud platform hosting and service purchase commitments as well as computer software licenses used to facilitate company operations. These commitments, that are noncancellable and expire within one to four years after September 30, 2025, are as follows (in thousands):

Purchase obligations	As of September 30, 2025
Remainder of 2025	$5,758
2026	23,651
2027	22,333
2028	22,140
2029	11,070
Thereafter	—
Total	$84,952
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
On September 19, 2023, a purported stockholder class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court in the Southern District of New York, alleging violations under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges that the Company made materially false or misleading statements about the factors that were driving its revenue growth between July 21, 2021 and August 11, 2022. The complaint seeks an unspecified amount of damages, interest, attorneys’ fees, expert fees, costs, and other relief as the court may deem just and proper. On December 12, 2023, the Court appointed a lead plaintiff and lead counsel. On January 8, 2024, the Court transferred the case to the United States District Court in the Western District of Texas. On March 8, 2024, the lead plaintiff filed an amended complaint. On May 10, 2024, the Company filed a motion to dismiss the amended complaint, which was fully briefed as of August 12, 2024. On January 30, 2025, the Court issued an order granting in part and denying in part the

Company’s motion to dismiss. On February 27, 2025, the Company filed a motion for reconsideration on the Court’s order denying in part the Company’s motion to dismiss, which was denied on April 9, 2025.
The Company’s policy is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable based on existing information. As of September 30, 2025, without admitting liability in connection with the matter described above, the Company has recorded a loss contingency of $15.5 million and a corresponding insurance recovery asset of $9.2 million on the unaudited condensed consolidated balance sheet. The net impact of $6.3 million is recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, estimated amounts to resolve, and communications with the insurers. While it is not feasible to predict the outcome of proceedings and exposures with certainty, the Company believes this matter should not have a material adverse effect on its consolidated financial statements.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both September 30, 2025 and December 31, 2024. No impairment of goodwill was identified during 2024, nor has any impairment of goodwill been identified during the nine months ended September 30, 2025.

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
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law intangible asset, and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. The fair value of the primary law intangible asset and its related capitalized development costs was determined to be zero as no future cash flows were identified. The Company recorded a full non-cash impairment charge on the primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. The Company recorded no impairment charges in the nine months ended September 30, 2025.

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(649)	$251	5 years

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(514)	$386	5 years
Customer relationships	300	(286)	14	3 years
Total	$1,200	$(800)	$400
Other intangible asset amortization expense was nominal and $0.1 million for the three and nine months ended September 30, 2025, respectively. Other intangible asset amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the unaudited condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2025	$45
2026	180
2027	26
Thereafter	—
Total	$251

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2025, 5.7 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $18.4 million and $16.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2024	287	$7.24	3.58	$375
Granted	—	—
Exercised	(64)	0.57
Forfeited and cancelled	(40)	9.99
Options outstanding as of September 30, 2025	183	$8.98	3.84	$127
Options vested and exercisable as of September 30, 2025	183	$8.98	3.84	$127
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.2 million during each of the nine months ended September 30, 2025 and 2024.
As of September 30, 2025, there was no unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest.
Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the nine months ended September 30, 2025 and 2024. During each of the nine months ended September 30, 2025 and 2024, 37,500 RSAs vested and were released from the Company’s right to repurchase. During each of the nine months ended September 30, 2025 and 2024, no RSAs were cancelled.
As of September 30, 2025, the Company had $0.2 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 0.25 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three years or four years, subject to the continuous service of the individual.
In February 2025 and 2024, the Company granted PSUs for 0.9 million shares and 0.4 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. With respect to the PSUs granted in 2025, after the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. With respect to the PSUs granted in 2024, after the applicable performance period, one-third of the vestable shares vested upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. In February 2025, it was determined that the Company partially met the performance goals for the PSUs granted in 2024, and accordingly, these PSUs will vest at approximately 73% attainment. As of September 30, 2025, 0.1 million of the PSUs granted in 2024 had vested or settled and 0.3 million of the PSUs granted in 2024 were cancelled.

The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2024	5,095	$8.85	$25,424
Granted	5,028	5.14
Vested	(2,005)	9.12
Forfeited and cancelled	(658)	7.10
Unvested and outstanding as of September 30, 2025	7,460	$6.43	$48,188
As of September 30, 2025, there was an estimated $40.6 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.23 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million and $0.2 million of stock-based compensation expense for the ESPP during the nine months ended September 30, 2025 and 2024, respectively. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the nine months ended September 30, 2025 and 2024.

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
11. Income Taxes
The Company’s income tax expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. The Company’s income tax expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.04)% and (1.38)% of the loss before income taxes for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was (1.31)% and (1.02)% of the loss before income taxes for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of U.S. research and development expenditures. The OBBBA is not expected to have a material impact on the Company’s consolidated financial statements.

12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.4 million and $1.5 million in employer contributions to the plan during the three and nine months ended September 30, 2025, respectively. The Company made $0.4 million and $1.3 million in employer contributions to the plan during the three and nine months ended September 30, 2024, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of September 30, 2025 and December 31, 2024, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss applicable to common stockholders basic and diluted	$(13,665)	$(9,158)	$(35,870)	$(30,574)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,094	59,675	61,320	60,236
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.15)	$(0.58)	$(0.51)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2025	2024
Stock options	183	405
Unvested restricted stock awards	13	63
Unvested restricted stock units, including performance-based restricted stock units	7,460	5,324
Total	7,656	5,792

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 9% and 10% of our revenue for the three and nine months ended September 30, 2025, respectively, and 11% of our revenue in each of the three and nine months ended September 30, 2024. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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

As of September 30, 2025, we had $28.8 million of cash and cash equivalents and $84.7 million of short-term investments. We generated revenue of $40.9 million and $36.3 million in the three months ended September 30, 2025 and 2024, respectively, representing a period-over-period growth of 13%, and $115.7 million and $107.8 million in the nine months ended September 30, 2025 and 2024, respectively, representing a period-over-period growth of 7%. Our net loss was $13.7 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, and $35.9 million and $30.6 million for the nine months ended September 30, 2025 and 2024, respectively.
We generated Adjusted EBITDA of $(0.3) million and $(4.5) million in the three months ended September 30, 2025 and 2024, respectively, and $(8.1) million and $(14.4) million in the nine months ended September 30, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Further, unfavorable conditions in the legal industry may negatively affect the growth of our business and our results of operations. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, the validity of certain of these executive orders continues to be litigated in the federal court system and we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services. Additionally, under President Trump, certain federal agencies have decreased their levels of enforcement under President Trump. Finally, as of October 20, 2025, U.S. Federal courts are operating in a limited capacity until the lapse in government funding resulting from the U.S. government shutdown is resolved and operations are being determined on a court-by-court basis. To the extent the current government shutdown continues, or future shutdowns of the U.S. government occur, there may be delays in the advancement of litigation in the Federal courts government investigations or enforcement actions. Any of these factors could have the effect of reducing the volume of major legal matters experienced and, therefore, the usage of our product offerings.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the three and nine months ended September 30, 2025, less than 10% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
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
In the three and nine months ended September 30, 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively. In the three and nine months ended September 30, 2024, usage-based revenue represented 89% of total revenue and subscription revenue fees represented 11% of total revenue.
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
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. Excluding the impact of the stockholder litigation, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$40,919	$36,266	$115,678	$107,842
Cost of revenue(1)	10,008	9,740	29,194	27,880
Gross profit	30,911	26,526	86,484	79,962
Operating expenses:
Research and development(1)	13,420	12,757	41,645	37,724
Sales and marketing(1)	15,032	14,988	44,800	46,294
General and administrative(1)	16,921	9,658	38,921	31,537
Total operating expenses	45,373	37,403	125,366	115,555
Loss from operations	(14,462)	(10,877)	(38,882)	(35,593)
Interest and other income, net	937	1,837	3,499	5,328
Loss from operations before income taxes	(13,525)	(9,040)	(35,383)	(30,265)
Income tax provision	(140)	(118)	(487)	(309)
Net loss attributable to common stockholders	$(13,665)	$(9,158)	$(35,870)	$(30,574)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$561	$456	$1,622	$1,273
Research and development	1,959	1,680	6,246	5,856
Sales and marketing	1,420	1,213	4,242	3,464
General and administrative	2,150	1,798	6,337	6,285
Total	$6,090	$5,147	$18,447	$16,878

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	24	27	25	26
Gross profit	76	73	75	74
Operating expenses:
Research and development	33	35	36	35
Sales and marketing	37	41	39	43
General and administrative	41	27	34	29
Total operating expenses	111	103	108	107
Loss from operations	(35)	(30)	(34)	(33)
Interest and other income, net	2	5	3	5
Loss from operations before income taxes	(33)	(25)	(31)	(28)
Income tax provision	*	*	*	*
Net loss attributable to common stockholders	(33)%	(25)%	(31)%	(28)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$40,919	$36,266	$4,653	13%
Total revenue increased by $4.7 million, or 13%, for the three months ended September 30, 2025 compared to the same period in 2024. Revenue related to new customers added since September 30, 2024 contributed $4.7 million. Revenue from existing customers decreased by a $1.4 million due to decreased usage of our product offerings offset by a $1.3 million increase of contingent revenue as a result of a favorable resolution to a legal matter for one of our customers.
Revenue generated from our software product offerings increased by $5.1 million, or 17%, for the three months ended September 30, 2025 compared to the same period in 2024. Of this change, $3.9 million is attributable to increased usage of our software product offerings and $1.2 million is attributable to the favorable resolution of a contingent matter. Revenue generated from our services product offerings decreased by $0.4 million, or 7%, for the three months ended September 30, 2025 compared to the same period in 2024. This change was driven by decreases in usage of our services product offerings within managed review.
Cost of Revenue

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$10,008	$9,740	$268	3%
Percentage of revenue	24%	27%
Total cost of revenue increased by $0.3 million, or 3%, for the three months ended September 30, 2025 compared to the same period in 2024. This change was primarily driven by a $0.6 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.4 million increase in salary and benefits costs. These changes were partially offset by a $0.7 million decrease in outsourced staffing vendor fees.
Research and Development

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$13,420	$12,757	$663	5%
Percentage of revenue	33%	35%
Research and development expenses increased by $0.7 million, or 5%, for the three months ended September 30, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $1.1 million in personnel costs, including stock-based compensation, partially offset by a $0.3 million increase in capitalized software development.

Sales and Marketing

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$15,032	$14,988	$44	0.3%
Percentage of revenue	37%	41%
Sales and marketing expenses remained relatively consistent for the three months ended September 30, 2025 compared to the same period in 2024. The change was driven by an increase of $0.3 million in personnel costs, including stock-based compensation, partially offset by decreases of $0.1 million in each of marketing expense and professional services.
General and Administrative

	Three Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$16,921	$9,658	$7,263	75%
Percentage of revenue	41%	27%
General and administrative expenses increased by $7.3 million, or 75%, for the three months ended September 30, 2025 compared to the same period in 2024. This change was primarily attributable to an increase of $6.9 million in professional services costs related to legal fees and a legal loss contingency accrual for the securities litigation. In addition, personnel costs increased $0.9 million, including stock-based compensation, as a result of increased headcount. These increases were partially offset by a $0.2 million decrease in insurance expense.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$115,678	$107,842	$7,836	7%
Total revenue increased by $7.8 million, or 7%, for the nine months ended September 30, 2025 compared to the same period in 2024. Revenue related to new customers added since September 30, 2024 contributed $10.6 million, which was offset by a $2.8 million decrease in revenue from customers that existed as of September 30, 2024. The change in revenue from existing customers was driven by a $4.1 million decrease in usage of our product offerings, partially offset by contingent revenue recognized of $1.3 million.
Revenue generated from our software product offerings increased by $9.5 million, or 11%, for the nine months ended September 30, 2025 compared to the same period in 2024. Of this change, $8.3 million is attributable to increased usage of our software product offerings and $1.2 million is attributable to the favorable resolution of a contingent matter. Revenue generated from our services product offerings decreased by $1.7 million, or 9%, for the nine months ended September 30, 2025 compared to the same period in 2024. This change was driven by decreases in usage of our services product offerings within managed review.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$29,194	$27,880	$1,314	5%
Percentage of revenue	25%	26%
Total cost of revenue increased by $1.3 million, or 5%, for the nine months ended September 30, 2025 compared to the same period in 2024. This change was primarily driven by a $1.6 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $1.0 million increase in salary and benefits costs. These changes were partially offset by a $1.5 million decrease in outsourced staffing vendor fees.
Research and Development

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$41,645	$37,724	$3,921	10%
Percentage of revenue	36%	35%
Research and development expenses increased by $3.9 million, or 10%, for the nine months ended September 30, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $4.5 million in personnel costs, including stock-based compensation, as a result of increased headcount, partially offset by a $0.4 million increase in capitalized software development.
Sales and Marketing

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$44,800	$46,294	$(1,494)	(3)%
Percentage of revenue	39%	43%
Sales and marketing expenses decreased by $1.5 million, or 3%, for the nine months ended September 30, 2025 compared to the same period in 2024. The change was primarily related to a decrease of $0.5 million in personnel costs, including stock-based compensation and variable compensation, for our sales personnel as a result of decreased headcount. In addition, marketing expenses decreased $0.8 million.
General and Administrative

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$38,921	$31,537	$7,384	23%
Percentage of revenue	34%	29%
General and administrative expenses increased by $7.4 million, or 23%, for the nine months ended September 30, 2025 compared to the same period in 2024. This change was primarily attributable to an increase of $7.1 million in professional services costs primarily related to legal fees and a legal loss contingency accrual for the securities litigation. In addition, personnel costs increased $1.5 million, including stock-based compensation. These increases were partially offset by a $0.7 million decrease in insurance expense.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(13,665)	$(9,158)	$(35,870)	$(30,574)
Depreciation and amortization expense	902	989	2,731	3,092
Income tax provision	140	118	487	309
Interest and other, net	(937)	(1,837)	(3,499)	(5,328)
Stock-based compensation expense	6,090	5,147	18,447	16,878
Payroll tax expense on employee stock transactions	150	95	461	466
Expenses associated with stockholder litigation	7,023	143	9,169	726
Adjusted EBITDA	$(297)	$(4,503)	$(8,074)	$(14,431)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $28.8 million and $84.7 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of September 30, 2025:

	Payments Due by Period
	Remainder of 2025	2026 - 2027	2028 - 2029	Total
	(in thousands)
Operating lease commitments(a)	$717	$5,923	$1,397	$8,037
Finance lease commitments(b)	11	94	28	133
Cloud platform purchase commitments(c)	5,385	44,280	33,210	82,875
Other purchase commitments(d)	373	1,704	—	2,077
Total	$6,486	$52,001	$34,635	$93,122
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
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic and industry conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and conflict in the Middle East, the executive orders issued by President Trump, and the ongoing U.S. government shutdown, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2025. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(15,698)	$(10,837)	$(4,861)	45%
Cash used in investing activities	(8,328)	(52,157)	43,829	(84)
Cash provided by (used in) financing activities	59	(20,008)	20,067	(100)
Net decrease in cash and cash equivalents	$(23,967)	$(83,002)	$59,035	(71)%

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
Net cash used in operating activities for the nine months ended September 30, 2025 was $15.7 million, an increase of $4.9 million from net cash used in operating activities of $10.8 million for the nine months ended September 30, 2024. The change in cash flow used in operations was partially due to an increase in net loss of $5.3 million. Fluctuations in net loss are further explained in the Comparison of the Nine Months Ended September 30, 2025 and 2024 section included elsewhere in Management’s Discussion and Analysis. The change in cash flow used in operations was also caused by an increase of $15.5 million attributable to an estimated accrued legal loss contingency related to the stockholder litigation, which was partially offset by a $9.2 million decrease attributable to the insurance recovery receivable related to the legal loss contingency associated with the stockholder litigation. In addition, the change in accounts receivable decreased $3.7 million due to increased revenues and collections from customers and a decrease of $2.3 million related to accretion income of short-term investments.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $8.3 million, a decrease of $43.8 million from net cash used in investing activities of $52.2 million for the nine months ended September 30, 2024. The change in cash used in investing activities was primarily related to an increase in maturities of short-term investments of $149.6 million during the nine months ended September 30, 2025. This was partially offset by an increase of $105.5 million in purchases of short-term investments during the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.1 million, a decrease of $20.1 million from net cash used in financing activities of $20.0 million for the nine months ended September 30, 2024. This change was primarily related to cash paid for the 2024 share repurchase program of $20.1 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II
Item 1. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 8, “Commitments and Contingencies” in our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and information security and impose strict requirements for processing personal information, including the European Union’s General Data Protection Regulation, or EU GDPR and the United Kingdom’s version of the GDPR, or UK GDPR.
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
We launched our business in 2013 and have experienced net losses in each fiscal year since inception. We incurred net losses of $35.9 million and $30.6 million for the nine months ended September 30, 2025 and 2024, respectively. We generated net losses of $55.8 million and $42.2 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $333.3 million. We will need to generate and sustain increased revenue levels and manage costs in future periods in order to become profitable. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We intend to continue to incur significant costs to support further growth and development of our product offerings, including expanding the functionality of our platform, technology infrastructure and business systems, expanding our partner ecosystem, increasing our marketing activities and growing our international operations. We will also face increased compliance costs associated with the growth and expansion of our customer base. These increased expenditures will make it harder for us to achieve or sustain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our common stock could decline and our business may be harmed.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. Customers are charged in part based on their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, including as a result of reduced levels of enforcement by certain federal agencies under President Trump, delays in the advancement of ongoing litigation in the Federal courts as a result of the current or future shutdowns of the U.S. government, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
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
The success of our business will depend, in part, on our ability to adapt and develop or acquire enhancements for our product offerings that respond effectively to these changes on a timely basis and in a user-friendly manner. Any such enhancements may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, during the year ended December 31, 2024, we recorded an impairment charge of $15.2 million related to the acquisition of our primary law intangible asset in 2023 and the related capitalized development costs. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, including developments in the area of AI, or if the release of new features and capabilities are delayed or are slow to gain market acceptance from our customers, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three and nine months ended September 30, 2025, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of September 30, 2025, we had 13 granted U.S. patents and 22 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Based on the number of shares outstanding as of September 30, 2025, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 7.5 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of September 30, 2025. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of September 30, 2025, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
None.
(b) Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1+	Transition Agreement by and between the Registrant and Michael Lafair.	8-K	001-40624	10.1	August 6, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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

CS DISCO, INC.

November 5, 2025	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 5, 2025	By:	/s/ Michael S. Lafair
	Name:	Michael S. Lafair
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)