Form 10-K
period 2025-12-31
CS Disco, Inc.
filed 2026-02-25
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares held by non-affiliates on that date was approximately $155.5 million. Shares of the registrant's common stock held by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 63,329,013 shares of common stock outstanding as of February 15, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•the impact of unfavorable conditions in the legal industry, including as a result of decreased levels of regulatory enforcement and future shutdowns of the U.S. government, on the growth of our business and usage of our product offerings;
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
•If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties with whom we work, are or were compromised or affected by a cybersecurity incident, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations and other adverse consequences.
•Our substantial growth since inception may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•Our business depends on customers increasing their usage of our product offerings and any loss of customers or decline in their use of our product offerings could harm our business.
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
•We expect fluctuations in our financial results, which may cause period-to-period comparisons not to be meaningful.
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
•We employ a pricing model that subjects us to various challenges and we may not be able to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.
•If we cannot continue to build and sustain a productive corporate culture as we grow, our success and our business and competitive position may be harmed.
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

Part I
Item 1. Business
Overview
DISCO provides cloud-native, artificial intelligence-powered legal product offerings that simplify legal hold, legal request, ediscovery, legal document review and case management for enterprises, law firms, legal services providers and governments. Our scalable, integrated product offerings enable legal departments to easily collect, process and review enterprise data that is relevant or potentially relevant to legal matters. We leverage a cloud-native architecture and powerful artificial intelligence, or AI, models to automatically identify legally relevant documents and improve the accuracy and speed of legal document review. Our AI models continuously learn from legal work conducted using our product offerings and can be reused across legal matters, which further strengthens our ability to help our customers find evidence and resolve matters faster as they expand usage of our product offerings. We provide legal departments with the ability to centralize legal data into a single platform, improving security and privacy for our customers, enabling transparent collaboration with other legal industry participants and allowing customers to reuse data and lawyer work product across legal matters. By automating the manual, time-consuming and error-prone parts of legal hold, legal request, ediscovery, legal document review and case management, we empower lawyers to focus on delivering better legal outcomes.
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
Our focus on delivering product offerings that legal professionals value is coupled with a simple and transparent usage-based business model. We believe this enables our customers to easily adopt our product offerings, realize rapid time-to-value, scale their usage within and across product offerings to match their changing needs and collaborate with others. This has allowed us to build a powerful product-led growth engine that expands the usage of our product offerings for more legal matters and use cases within organizations, spreads our product offerings across the legal ecosystem through collaboration and word-of-mouth and increases the value of our product offerings as we collect and process more data and lawyers do more legal work in our platform. As of December 31, 2025, we had 1,549 enterprises, law firms, legal services providers and government organizations as DISCO customers and a dollar-based net retention rate of 98%. As of December 31, 2025 we had 330 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period. See the sections titled “Our Customers” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of a customer and dollar-based net retention rate, respectively.
Law affects everyone, from the largest multinational corporations to local mom-and-pop businesses, from the most powerful national governments to the smallest towns and from major civic organizations to individual citizens. The impact of law on the business world is only growing, with businesses today operating in more jurisdictions than ever before and increasingly exposed to a growing number of constantly changing laws and regulations that can materially damage a company’s brand and operations. This has turned the corporate legal function into a mission-critical, strategic component of the modern enterprise and contributed to the growth in global spending on legal services. But despite its enormous scale and attractive opportunities for automation and the application of AI to improve lawyer productivity and job satisfaction, the legal industry has lagged behind other industries in digitization and cloud technology adoption.
Legal work often requires lawyers to collect and review enterprise data to determine facts. This process includes ediscovery, which refers to the process of collecting, searching and producing digital enterprise data that can constitute documentary evidence, and legal document review, which refers to the substantive review of collected digital enterprise data by legal professionals to determine the facts and final evidence in a legal matter. Today, many legal departments rely on a complex and services-heavy network of law firms, legal services providers and legacy point solutions for ediscovery and legal document review. This fragmented, multi-vendor approach is extremely manual, difficult to use and ill-suited to handle the massive growth in the volume, variety and velocity of enterprise data that legal departments are experiencing, which ultimately limits the productivity of legal professionals and their ability to resolve legal matters quickly and on favorable terms. However, recent technological advances such as AI and cloud computing have reached a point of technological maturity where they can enable legal technology applications to transform legal work and automate much of the previously manual, time-consuming work done by legal professionals. At the same time, we believe rapid growth in use of consumer software and other consumer technology, including the proliferation of mobile devices, the generational shift of lawyers and the increasing career mobility of lawyers, are all contributing to a radical change in expectations for legal technology used in the workplace.

Our Product Offerings
Since our inception, our principal goal has been to deliver easy-to-use, intuitive, intelligent product offerings that are well-tailored to lawyers’ workflows. Our product offerings are enabled by our deep investment in a modern, scalable cloud architecture that accelerates application development. This makes our product offerings robust, scalable and secure and enables us to act as a secure single system of record and engagement for all legal data at enterprise scale. We have built our product offerings to incorporate the latest advances in automation and AI directly into existing lawyer workflows to multiply lawyer productivity across the ediscovery and legal document review lifecycle. For example, our Cecilia AI platform is a comprehensive suite of features that includes Cecilia Q&A and Cecilia Timelines. Cecilia Q&A is a chatbot that allows lawyers to learn about facts and information in their private DISCO Ediscovery database more efficiently. Cecilia Timelines allows attorneys to automatically create smart timelines at the start of a matter and produce comprehensive reviews with facts succinctly summarized. Auto Review is a generative AI-powered document review that automates the first-pass review for our customers, evaluating documents and applying AI-driven tag suggestions and explanations based on document criteria. Our cloud-native, AI-powered software is augmented with deep expertise, consultative professional services and flexible customer support that enables us to be a single-source provider and meet the diverse needs of customers in every industry. With our comprehensive product offerings, legal departments no longer need to rely on a fragmented network of slow, antiquated processes and law firms and service providers manually collecting, searching and reviewing documents. We believe this reduces legal costs, increases lawyer productivity and improves legal outcomes. We intend to extend our product offerings and apply it to other kinds of legal work over time, enabling us to compete for an increasing share of global spend on legal services.
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
•Faster Resolution of Legal Matters. Our product offerings enable lawyers to determine the facts and use those facts to assess legal matters and produce evidence more quickly. We believe this enables them to resolve legal matters faster, which can result in significantly reduced legal costs and the reduction or avoidance of legal risks across their full portfolio of legal matters.
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
•Cost Flexibility and Predictability. Our single, end-to-end platform replaces the fragmented landscape of solutions and vendors historically used by legal departments. The solutions we replace often include separate, high and unpredictable costs for different parts of the ediscovery and legal document review process, such as processing, the review platform, analytics and infrastructure. By contrast, our simple, usage-based pricing model and flexible terms align with our customers’ needs, are easy to understand and guarantee costs for our customers, allowing legal departments to improve cost predictability and budget planning. In 2026, we announced a further evolution to our commercial framework to better align our pricing architecture with the increasing value of our integrated AI-enabled platform. This evolution focuses on accelerating AI adoption by including our Cecilia AI platform and DISCO Case Builder in all legal matters for one per gigabyte rate. This new framework follows an industry-standard pricing model based on the size of customer data as it grows over time.
Our Customers
As of December 31, 2025, we had 1,549 customers, increasing from 1,478 as of December 31, 2024, and 330 large customers, increasing from 315 large customers as of December 31, 2024. Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and governmental organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and product development efforts because we do not need to tailor them to a wide range of different customer and industry use cases.
We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our product offerings and use many law firms across their legal matters, as well as law firms and service providers that use our product offerings for multiple clients, are generally treated as one customer. However, in cases where legal departments, law firms and service providers that use our product offerings have separate billing terms, we count those as multiple customers. We define a large customer as a customer with revenue in excess of $100,000 over the previous 12-month period.
In the year ended December 31, 2025, no customer accounted for more than 10% of our revenue and less than 10% of our revenue was generated from customers outside of the United States.

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
•Expand Internationally. Our market is global and we have a significant opportunity to expand internationally. In the year ended December 31, 2025, less than 10% of our revenue was generated by customers outside of the United States.
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
Our aim is to build a company where great people can do the work of their lives and where every employee can see the impact that their work has on advancing our mission of using technology to strengthen the rule of law. We believe one of the greatest contributors to satisfaction at work is working with people who are good at their jobs and who are also good human beings. We are focused on building a culture that encourages bold experimentation and innovation and that is rigorous about measuring the results of our innovation so that we can direct investment toward ideas that work and away from ideas that do not. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, rewarding and integrating our existing and new employees. The principal purposes of our equity and other incentive plans are to attract, retain and motivate selected employees, consultants and directors. As of December 31, 2025, we had 577 full-time employees.

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
As of December 31, 2025, we had 149 professionals in our sales and marketing organization.
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
As of December 31, 2025, we had 166 employees in our research and development organization.
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
We believe our competitors fall into several categories:
•Legal services providers. Competitors in this category include large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional services firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, and a large number of smaller regional and local legal services providers. Certain law firms also provide ediscovery solutions and legal document review services to their clients that may compete with our product offerings for discrete matters.
•Legacy on-premise software. Competitors in this category include Nuix Limited, Open Text Corporation, Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation, as well as many other smaller software companies.
•Cloud software. Competitors in this category include Everlaw, Inc., Relativity through its RelativityOne product offering and Reveal Data Corporation as well as many other smaller software companies.
New technology such as generic large language models (“LLMs”), generative AI and general-purpose agents are evolving rapidly and may significantly alter how technology is developed, distributed and consumed. In the future, we may face increased competition from these offerings evolving to address a broad range of business needs. As we attempt to sell our product offerings to new and existing customers, we may need to demonstrate that our product offerings are superior to other available solutions, including existing and any new competitors.
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
We have certain registrations (and applications for registration) for intellectual property rights. As of December 31, 2025, we held 14 granted U.S. patents and had 21 pending U.S. patent applications. As of December 31, 2025, we held two U.S. trademarks, had two pending U.S. trademarks and held six domain names in U.S. and foreign jurisdictions. The existence of a pending application is not an assurance that it will issue or lead to a registration.
Government Regulation
Our business is and will continue to be subject to extensive and evolving U.S. federal, state and foreign laws, rules and regulations, including the rules and regulations of the organizations and other authorities governing the legal profession in the jurisdictions in which we or our customers operate. In addition, we are subject to regulations and laws specifically governing the internet and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our product offerings, the design and operation of websites and internet neutrality. For additional information, see “Risk Factors - Risks related to Litigation, Regulatory Compliance and Governmental Matters - We operate in a highly regulated industry and either are or may be subject to a wide range of federal, state and local, as well as foreign, laws, rules and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.”
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal information, client information, and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, and sensitive third-party data. As a result, we are, or may become, subject to numerous federal, state, local and foreign laws and regulations, guidance, industry standards and other obligations regarding privacy, data protection, information security and processing and protection of personal information and other content, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our internal and externally facing privacy policies and obligations to third parties (including contractual) related to privacy, data protection and information security. We strive to comply with applicable laws, regulations, policies and other legal obligations relating to privacy, data protection and information security. However, the regulatory framework for privacy and data protection worldwide is unclear and evolving rapidly, and is likely to remain uncertain, for the foreseeable future. We expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. There is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to data privacy or information security, will be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures or the features of our product offerings. We may face challenges in addressing these requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
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
In the United States, federal, state, and local governments have enacted numerous privacy, data protection and information security laws, including data breach notification laws, personal information privacy laws, consumer protection laws and other similar laws. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which imposes obligations on businesses to which it applies. The CCPA gives California residents certain rights, such as the right to access and require deletion of their personal information, opt out of certain personal information sharing and data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Many states have also passed comprehensive privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. If we become subject to these or other new state or federal data privacy laws, we may have to comply with additional obligations which may increase legal risk and compliance costs for us and third parties with whom we work.
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
Our business is reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance.
Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal information for targeted advertising purposes.
For example, Firefox and Safari have disabled third-party cookies by default, which makes it more difficult for us to target advertisements. While Google has announced a temporary halt of its prior plan to similarly disable third-party cookies by default in its Chrome browser, there is no guarantee that Google will not resume its plan and that other browsers will not adopt similar measures. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the EEA and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal information for targeted advertising purposes as well as a company’s disclosure of personal information in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser opt-out signals from the Global Privacy Control.
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
If our information technology systems or data, including the personal information and other sensitive information we process, or the information technology systems or data of third parties with whom we work, are or were compromised or affected by a cybersecurity incident, we could experience adverse consequences, including, but not limited to, additional costs, loss of revenue, significant liabilities, harm to our brand, material disruption of our operations and other adverse consequences.
In the ordinary course of business, we and the third parties with whom we work, process potentially highly sensitive and confidential electronic documentation, including for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations and, as a result, we and the third parties with whom we work face a variety of evolving threats. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business, and our failure or perceived failure to maintain adequate protections could materially affect our business.
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, infrastructure failures or operational errors resulting in breaches of service level agreements. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, accidentally providing a customer with access to or copies of another customer’s confidential information, or unauthorized and exfiltration of customer data generally. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and other devices outside our premises or network, including while working at home, while in transit and in public locations.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies, especially during rapid innovation cycles where insufficient testing is performed on new systems and technologies, leading to the use of defective, compromised or insecure code. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties and third-party technologies to operate critical business systems to process personal information, confidential information, customer information, intellectual property and other sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We work with third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures to protect our information technology systems and sensitive data. For example, we have implemented critical compliance certifications such as International Organization for Standardization 27001 compliant security procedures and virus protection software, intrusion prevention systems, identity and access control, and emergency recovery processes, and we carefully select our third-party providers of information systems, to mitigate risks to the information systems that we rely on and to the technology, data, intellectual property and other sensitive information we seek to protect. However, there is no guarantee that such security procedures and mitigation and protection systems will be effective and that we will be able to continuously maintain or renew such critical compliance certifications, and we may still suffer cybersecurity and other incidents, which could have a material adverse effect on our business or operations.
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
We license certain software from third parties and incorporate or integrate such components into and with our product offerings. Certain third-party software has become central to the operation and delivery of our product offerings. Any inability to maintain sufficient rights or reasonable terms under existing third-party technology arrangements that we rely upon, or license necessary third-party technology in the future, could have an adverse effect on our business or operating results and adversely affect our ability to compete.
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
If certain of our third-party licensors were to change product offerings, cease actively supporting the technologies, fail to update and enhance the technologies to keep pace with changing industry standards, encounter technical difficulties in the continuing development of these technologies, significantly increase prices, terminate our licenses, cease operations, suffer significant capacity or supply chain constraints or suffer significant disruptions, we would need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our product offerings. Such alternatives may not be available on attractive terms or may not be as widely accepted or as effective as the current licenses provided by our existing suppliers. We also license software from certain of our competitors that is incorporated into our product offerings. If these licensors removed or otherwise limited the availability of their software for use in our product offerings, we may be unable to find alternative suppliers and the functionality of our product offerings and our business may be harmed.
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
Our product offerings incorporate software licensed under open source licenses and we expect to continue to incorporate software licensed under open source licenses in the future. Such open source licenses sometimes require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies and we do not exercise complete control over the development efforts of our programmers. We cannot be certain that our programmers have not incorporated open source software into our proprietary product offerings and technologies or that they will not do so in the future. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions, restrictions or costs on our ability to provide or distribute our product offerings. To that end, while we try to mitigate the likelihood of such risks, we may from time to time face claims from third parties alleging ownership of, or demanding release or general availability of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly for us to defend and could adversely affect our core functionality and services. If we face such problems and attempt or are required to re-engineer our product offerings to mitigate them, it could require significant additional research and development resources and we may not be able to complete this process successfully or in a timely manner. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Many of these risks could be difficult to eliminate or manage and could reduce or eliminate the value of our product offerings and technologies and materially and adversely affect our ability to sustain and grow our business.

We use artificial intelligence in our products and operations, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
We have incorporated artificial intelligence, or AI, including generative artificial intelligence, or generative AI, features into our product and services as well as our internal operations. The incorporation of AI technologies has the potential to result in adverse effects to our financial condition, results or reputation. The use of AI technologies and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. AI features may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development and maintenance of the technology used, and our customers’ reluctance or failure to adopt or implement our new products and features as intended.
Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third-party AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal information and makes inferences using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

The development and use of AI technologies presents various privacy and security risks that may impact our business. AI technologies are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We make numerous statements online and in our marketing materials describing our use and integration of AI technologies in our products and services. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of AI technologies can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings which could adversely affect our business, reputation, results of operations and financial condition.
Risks Related to Our Growth and Capital Requirements
Our substantial growth since inception may not be indicative of our future growth. Our historical growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues have increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our product offerings effectively so that we are able to attract new customers and expand sales to our existing customers;
•maintain and expand the rates at which customers use our product offerings;
•introduce new product offerings that are responsive to changes in customer demands;
•provide our customers with support that meets their needs;
•maintain or increase customer satisfaction with our product offerings;
•continue to introduce and sell our product offerings to new markets;
•expand the functionality within our product offerings and successfully further optimize our product offerings, including continued innovation of our AI system for legal documents;
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

•product development, including investments in our development team and the development of new product offerings and functionality for our existing product offerings and in the protection of our intellectual property rights related to our product development;
•services and support for the benefit and assistance of customers using our product offerings;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including the legal and accounting expenses associated with being a public company.
These investments may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, particularly relative to expected increases in our operating expenses, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
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
Risks Related to Our Business and Industry
Our business depends on customers increasing their usage of our product offerings and any loss of customers or decline in their use of our product offerings could harm our business.
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, including as a result of reduced levels of enforcement by certain federal agencies under President Trump, delays in the advancement of ongoing litigation in the Federal courts as a result of the recent or future shutdowns of the U.S. government, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. The loss of customers or reductions in their usage of our product offerings may each have a negative impact on our business, results of operations and financial condition. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
Because we derive substantially all of our revenue from our customers’ usage of our product offerings, which in turn is dependent on the timing of and activity driven by litigation, investigations and other legal matters for which our product offerings are used, our operating results have fluctuated significantly in the past in connection with the inception and conclusion of large legal matters, and we expect such fluctuations to continue for the foreseeable future. In particular, usage of DISCO Review, our AI-powered document review offering, decreases and increases more significantly with the completion and inception, respectively, of litigation, investigations and other legal matters than with our other offerings, and as a result can have a material impact on our quarter-to-quarter revenue fluctuations, even though revenues from such offering currently constitute a small proportion of our overall annual revenues.
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
We must attract new customers and retain existing customers to continue to grow our business. Our success will depend to a substantial extent on the widespread adoption of our product offerings as an alternative to existing offerings, including as an alternative to traditional systems relying on manual tasks and processes. Our customers include law firms and other legal services providers, legal departments of corporate enterprises and organizations and governmental entities. We must convince potential customers of the value of our cloud software platform and that our product offerings can automate and simplify legal services more accurately, efficiently and securely than lawyers and their staff and the products of our competitors. This may require significant and costly sales efforts that are targeted at law firms and legal departments of corporate enterprises and organizations and the senior management of these potential customers. In addition, our ability to attract new customers depends in part on our partner ecosystem, consisting of law firms and other legal services providers who resell our product offerings. We must develop and maintain strong relations with our partner ecosystem and convince our partners of the value of our product offerings so that they drive adoption of our product offerings by their customers. Additionally, our platform allows our customers to add other legal industry participants as non-paying users of our platform. Our ability to attract new customers depends in part on our ability to convert these non-paying users. Our success also depends in part on our ability to provide compelling product offerings and the effectiveness of our sales organization. Numerous other factors, many of which are out of our control, may now or in the future impact our ability to acquire new customers, including, but not limited to:
•our ability to introduce new product offerings and enhance functionality of our existing product offerings in response to changes in customer demands;
•competitive offerings, including sensitivity to current or future prices offered by us or our competitors;
•potential customers’ commitments to other providers;
•real or perceived costs of switching to our product offerings;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our product offerings;
•technological innovations or new standards that our product offerings do not address;
•our customers’ development of their own proprietary solutions;
•our inability to release enhanced versions of our product offerings on a timely basis;
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
•declines in litigation activity and reduced levels of regulatory enforcement; and
•deteriorating general economic conditions.
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
Customers may find our product offerings to be complicated to use and it may not be easy to maximize the value of our product offerings without proper training. Moreover, we have designed our platform to allow for use by law firms and legal services providers who are not direct customers. If our customers or such third parties perceive that our product offerings are too complex or time-consuming to learn and use, customer perceptions of our company and our product offerings may be impaired, our reputation and brand may suffer and customers may choose not to use our product offerings or increase their purchases of our offerings. Further, incorrect or improper use of our product offerings by our customers or their external legal services providers may result in negative legal outcomes and potentially subject such parties to claims of malpractice, which would adversely affect our reputation and customer confidence in our product offerings.
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
Pursuant to our agreement with AWS, AWS has no obligation to renew such agreement with us on commercially reasonable terms, or at all. If we cannot renew our agreement or are unable to renew on commercially reasonable terms, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us. Furthermore, we may experience costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure or other data centers, resulting in operational delays and inefficiencies until the transition is complete. The transition to another provider or providers would also be technically difficult, expensive and time consuming. If these providers charge high costs for or increase the cost of their services, we will experience higher costs to operate our business and may have to increase the fees to use our product offerings and our operating results may be adversely impacted.
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
•the timing and amount of our investments to expand the capacity of our third-party cloud infrastructure;
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
Given the uncertain timing and duration of legal matters and the diversity of our customer base across industries, geographies and size and other factors, we cannot accurately predict our customers’ usage of our products and services. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, infrastructure and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our forecasts, which would adversely affect our results of operations and could disappoint analysts and investors, causing our stock price to decline.
In addition, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control, including global economic uncertainty and financial market conditions, which could adversely affect our business and future operating results. Furthermore, we have in the past and may in the future make downward revisions of our previously announced guidance. If we withdraw or lower our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock may decline.
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
The success of our business will depend, in part, on our ability to adapt and develop or acquire new product offerings or enhancements for our existing product offerings that respond effectively to these changes on a timely basis and in a customer-friendly manner. The development of new product offerings may require considerable time and resources, and may fail to achieve a level of market acceptance that justifies the expense. Any acquisitions of new product offerings or enhancements for our existing product offerings may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, during the year ended December 31, 2024, we recorded an impairment charge of $15.2 million related to our primary law intangible asset and the related capitalized development costs. If we are unable to evolve our cloud platform to satisfy our customers’ needs and provide enhancements or add new and innovative features and capabilities to our product offerings that keep pace with rapid technological and industry change, including developments in the area of AI, or if the release of new features and capabilities are delayed or are slow to gain market acceptance from our customers, our revenue and operating results could be adversely affected. If new technologies emerge that enable our competitors to deliver competitive products, services and applications at lower prices, more efficiently, more conveniently or more securely than our product offerings, such technologies could adversely impact our ability to compete. If our product offerings do not allow us or our customers to comply with the latest regulatory requirements, our existing customers may decrease their usage on our product offerings and new customers will be less likely to adopt our product offerings.
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
We seek to grow our partner ecosystem as a way to grow our business. We plan to continue to establish and maintain similar strategic relationships with law firms and other legal services providers. Our relationship with these entities are an important aspect of our business. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish and retain successful strategic partner relationships in the United States and internationally, which requires significant time and resources and involves significant risk. In order to develop and expand our distribution channel, we must develop and improve our processes for partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results and financial condition may be adversely affected.
The success of our strategy to establish and maintain relationships with law firms and other legal services providers also depends in part on the ability of these partners to generate and maintain business with their own clients. If the clients of our law firm and other legal services provider partners reduce their legal spending or move their business to other firms or legal services providers with whom we do not partner for any reason, usage of our product offerings may decline and our business, operating results and financial condition may be adversely affected. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue generated from these law firm partners as a result of the executive orders, the validity of these executive orders continues to be litigated in the federal court system and we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services.
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
The market for technology solutions for law firms, private enterprises and government and other organizations is highly fragmented, competitive and constantly evolving. With the introduction of new technologies, particularly in the area of AI, and market entrants, we expect that the competitive environment in which we compete will remain intense going forward. Almost all potential customers have existing solutions for ediscovery and legal document review in place, which typically consists of a mix of cloud-based solutions, on-premise point solutions and human professional service providers to deliver these solutions. Our competitors include (i) legal services providers, including large dedicated legal services providers such as Consilio LLC, Epiq Systems, Inc. and KLDiscovery Inc., the legal services divisions of large professional firms such as Deloitte & Touche LLP, Ernst and Young LLP, KPMG LLP and PricewaterhouseCoopers LLP, as well as a large number of smaller regional and local services companies and certain law firms providing in-house ediscovery and document review solutions; (ii) legacy on-premise software providers, such as Nuix Limited, Open Text Corporation and Relativity ODA LLC, or Relativity, RELX PLC and Thomson Reuters Corporation; and (iii) cloud software providers, such as Everlaw, Inc., Relativity through its RelativityOne offering, and Reveal Data Corporation.
New technology such as generic large language models (“LLMs”), generative AI and general-purpose agents are evolving rapidly and may significantly alter how technology is developed, distributed and consumed. In the future, we may face increased competition from these offerings evolving to address a broad range of business needs. As we attempt to sell our product offerings to new and existing customers, we may need to demonstrate that our product offerings are superior to other available solutions, including existing and any new competitors.
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
We have estimated the size of our addressable market opportunity based on data published by third parties and on internally generated data and assumptions. While we believe our market size information is generally reliable, such information is inherently imprecise and relies on our and third parties’ projections, assumptions and estimates within our target market, which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report on Form 10-K. Our market is developing and may develop differently than we expect. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If such third-party or internally generated data prove to be inaccurate or we make errors in our projections, assumptions or estimates based on that data, including how current customer data and trends may apply to potential future customers and the number and type of potential customers, our addressable target market opportunity and/or our future growth rate may be less than we currently estimate. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could divert resources from more valuable alternative projects and harm our business.
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
Our growth is subject to many factors, including expanding the use of our product offerings by our customers and otherwise implementing our business strategy, which are subject to many risks and uncertainties. Accordingly, information regarding the size of our addressable market opportunity should not be taken as indicative of our future growth.

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
We employ a pricing model that subjects us to various challenges and we may not be able to accurately predict the optimal pricing necessary to attract new customers and retain existing customers.
We generally charge our customers for their usage of our product offerings across a variety of dimensions of usage. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward, including in connection with our recently announced evolution to our pricing model, and, if it fails to gain acceptance, our business could be harmed. In addition, we have changed our pricing model in the past and expect that we may need to change it in the future. As the market for our product offerings matures and technology changes and improves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, frequent or significant users of our product offerings may demand substantial price concessions. This risk may be further exacerbated as we focus on attracting and retaining customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
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
We are investing to build a strong corporate culture and believe it can be one of our most important and sustainable sources of competitive advantage. In the aftermath of the departure of Kiwi Camara, our former Chief Executive Officer, and media reporting on the circumstances of his departure, we determined that certain aspects of our corporate culture needed to be reassessed. We have and will continue to take action to strengthen our culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel and retain and win new customers, both of which are critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to continue building and sustain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
We have in the past and may in the future make acquisitions of other companies, products and technologies that we believe could complement, expand or enhance the features and functionality of our product offerings and technical capabilities, broaden our service offerings or offer growth opportunities. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers, developers or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business and we may not be able to manage the process successfully, which could harm our business. Any such transactions or enhancements also may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. For example, during the year ended December 31, 2024, we recorded an impairment charge of $15.2 million related to our primary law intangible asset and the related capitalized development costs. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the year ended December 31, 2025, the percentage of revenue generated from customers outside the United States was less than 10% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. You should not rely on the revenue growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues have increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our product offerings effectively so that we are able to attract new customers and expand sales to our existing customers;
•maintain and expand the rates at which customers use our product offerings;

•introduce new product offerings that are responsive to changes in customer demands;
•provide our customers with support that meets their needs;
•maintain or increase customer satisfaction with our product offerings;
•continue to introduce and sell our product offerings to new markets;
•expand the functionality within our product offerings and successfully further optimize our product offerings, including continued innovation of our AI system for legal documents;
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
•product development, including investments in our development team and the development of new product offerings and functionality for our existing product offerings and in the protection of our intellectual property rights related to our product development;
•services and support for the benefit and assistance of customers using our product offerings;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including the legal and accounting expenses associated with being a public company.
These investments may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, particularly relative to expected increases in our operating expenses, our business, financial position and results of operations may be harmed, and we may not achieve or maintain profitability in the future.
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
The imposition of substantial new tariffs and other restrictive trade policies by the U.S. government have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships.
Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
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
As of December 31, 2025, we had 14 granted U.S. patents and 21 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. We also are, and may become, subject to securities litigation. For example, in September 2023 and November 2023, purported stockholder class action lawsuits were filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. While the class action lawsuit filed in November 2023 was dismissed in January 2024, and we have agreed to settle the September 2023 action without admission of liability, subject to court approval, we may be the target of additional litigation of this type in the future. Currently ongoing or future litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
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
Our results of operations may be harmed if we are required to collect sales or other related taxes for our product offerings in jurisdictions where we have not historically done so.
We collect and remit sales tax in a number of jurisdictions where we, through our employees, have a presence and where we have determined, based on the U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. and legal precedents in the jurisdiction, that we have “economic nexus” or sales of our product offerings are otherwise classified as taxable. The application of indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, or GST, business tax and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. There is uncertainty as to what constitutes sufficient physical presence or nexus for a state or local jurisdiction to levy taxes, fees and surcharges for sales made over the internet and our characterization of our product offerings as not taxable in certain jurisdictions may not be accepted by state and local taxing authorities. As a result, it may be necessary to reevaluate whether our activities give rise to sales, use and other indirect taxes as a result of any nexus or transaction thresholds in those states in which we are not currently registered to collect and remit taxes. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from utilizing our product offerings due to the incremental cost of any such sales or other related taxes, or otherwise harm our business. We continue to analyze our exposure for such taxes and liabilities.
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
In July 2025, the U.S. government enacted legislation commonly referred to as the One Big Beautiful Bill Act, that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Should our effective tax rate rise, our business could be harmed.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for credit losses, fair value of financial instruments, capitalization and amortization of capitalized software development costs, valuation of stock-based compensation, valuation of acquisitions, and the valuation allowance for deferred income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, capitalization and amortization of capitalized software development costs, stock-based compensation expense, income taxes, goodwill and intangible assets.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting for the first time in our annual report for the year ended December 31, 2026 when we are no longer an “emerging growth company.” Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have hired, and need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Management has concluded that our internal control over financial reporting was effective as of December 31, 2025. However, our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, it could harm our operating results, adversely affect our reputation, or result in inaccurate financial reporting. Furthermore, should any such deficiencies arise, we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
We will no longer qualify as an “emerging growth company” as of December 31, 2026 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.
We are currently an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We will cease to qualify as an emerging growth company as of December 31, 2026. At such time, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above. We expect that the loss of our emerging growth company status and compliance with these additional requirements will substantially increase our legal and financial compliance costs, particularly should we also no longer qualify as a “smaller reporting company” at such time. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.
Risks Related to Ownership of Our Common Stock
Insiders have substantial control over us and will be able to influence corporate matters.
Based on the number of shares outstanding as of December 31, 2025, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
The market for technology stocks and the stock market in general have experienced significant price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our common stock. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and could have an adverse effect on our business, results of operations and financial condition.
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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 6.7 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of December 31, 2025. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of December 31, 2025, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Our business and operations could be negatively affected as a result of securities litigation against us or if we become subject to stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock.
In the past, securities class action litigation has been brought against a company following a decline in the market price of its securities. For example, in September 2023 and November 2023, purported stockholder class action lawsuits were filed against us and certain of our current and former officers alleging violation of the federal securities laws for allegedly making materially false or misleading statements. While the class action lawsuit filed in November 2023 was dismissed in January 2024, and we have agreed to settle the September 2023 action without admission of liability, subject to court approval, we may be the target of additional litigation of this type in the future.
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
Our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee (which includes our Chief Financial Officer; Chief Product, Technology, and Strategy Officer; Senior Vice President of Engineering; and General Counsel and Chief Compliance Officer), identify, assess and manage the Company’s cybersecurity threats and risks (the “Cybersecurity Function”). Various individuals that are part of the Cybersecurity Function help identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: manual tools, internal and/or external audits, automated tools, conducting threat assessments for internal and external threats, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, use of external intelligence feeds, evaluating our and our industry’s risk profile, third-party-conducted red/blue team testing and tabletop incident response exercises, and evaluating threats reported to us.
Depending on the particular environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan and/or incident response policy, asset management, tracking and disposal, incident detection and response, systems monitoring, vulnerability management policy, vendor management program, disaster recovery/business continuity plans, employee training, risk assessments, penetration testing, cybersecurity insurance, encryption of data, dedicated cybersecurity staff/officer, network security controls, asset management, tracking and disposal, data segregation, and access controls.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Vice President, Global Head of Information Technology and Chief Information Security Officer and our Security Steering Committee. Our current Vice President, Global Head of Information Technology and Chief Information Security Officer has over a decade of IT management experience and cybersecurity management experience and is currently an ISACA Certified Information Security Manager (CISM). He reports directly to our Chief Financial Officer.
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
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including various management personnel that are part of the Cybersecurity Function, and our General Counsel and Chief Compliance Officer, Chief Financial Officer, and Chief Executive Officer. Various individuals that are part of the Cybersecurity Function, and our General Counsel and Chief Compliance Officer, Chief Financial Officer and Chief Executive Officer, work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management processes include reporting to the Audit Committee for certain cybersecurity incidents.
The Audit Committee receives regular reports from various individuals that are part of the Cybersecurity Function concerning our significant cybersecurity threats and risks and the processes we have implemented to address them. The Audit

Committee and the full Board also has access to various reports, summaries or presentations related to cybersecurity threats, risks and mitigation.
Item 2. Properties
Our headquarters are located in Austin, Texas, where we lease approximately 46,000 square feet pursuant to a lease that expires in July 2028. We have another office lease located in New York, New York that expires in January 2028. These offices are leased, and we do not own any real property. We may lease or purchase additional space as needed to accommodate our needs.
Item 3. Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 8, “Commitments and Contingencies” in our consolidated financial statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the New York Stock Exchange under the symbol “LAW” since July 21, 2021. As of February 15, 2026, we had 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.
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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 9% and 11% of our revenue in the years ended December 31, 2025 and 2024, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
After using and realizing the benefits of our product offerings, our customers can increase usage of our product offerings to cover additional legal matters and adopt more of our offerings. As the amount of enterprise data in our product offerings increases, the strategic value and stickiness of our product offerings within an organization is enhanced.
Our customers include a diverse set of enterprises across a broad set of industries, as well as law firms, legal services providers of all sizes and government organizations. While we serve customers across many different industries, the way in which lawyers and legal professionals use our product offerings is similar regardless of the specific industry in which each customer operates. This commonality has created efficiencies in our sales and marketing and research and development activities because we do not need to tailor our sales and marketing activities to a wide range of different customer use cases. We define a customer as an entity that we have a contract with and from whom we have recognized revenue during the preceding month. Legal departments that use our product offerings and use many law firms across their legal matters, as well as law firms and service providers that use our product offerings for multiple clients, are generally treated as one customer. However, in cases where they have separate billing terms, we count these as multiple customers. As of December 31, 2025, we had 1,549 customers, increasing from 1,478 customers as of December 31, 2024. As of December 31, 2025 we had 330 large customers, defined as customers with revenue in excess of $100,000 over the previous 12-month period, increasing from 315 large customers as of December 31, 2024. Large customers accounted for approximately 76% of our revenue for each of the years ended December 31, 2025 and 2024.
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
As of December 31, 2025, we had $19.7 million of cash and cash equivalents and $94.9 million of short-term investments. We generated revenue of $156.8 million and $144.8 million in the years ended December 31, 2025 and 2024, respectively, representing a period-over-period growth of 8%. Our net loss was $44.4 million and $55.8 million for the years ended December 31, 2025 and 2024, respectively. We generated Adjusted EBITDA of $(10.2) million and $(18.7) million for the years ended December 31, 2025 and 2024, respectively. See the section titled “Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic and Industry Considerations
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
Further, unfavorable conditions in the legal industry may negatively affect the growth of our business and our results of operations. For example, in March 2025, President Trump issued executive orders against certain law firms with whom we partner, which could have the effect of restricting the ability of such firms to practice law in matters involving the federal government or under the jurisdiction of the federal court system. While we have not to date observed any adverse impact to our revenue from these law firm partners as a result of the executive orders, the validity of certain of these executive orders continues to be litigated in the federal court system and we cannot be certain that there will be no future adverse impact on our law firm partners’ usage of our product offerings or that our law firm partners’ clients will continue to engage such firms for their legal services. Additionally, under President Trump, certain federal agencies have decreased their levels of enforcement. Finally, as a result of any future shutdowns of the U.S. government, there may be delays in the advancement of litigation in the

Federal courts, government investigations or enforcement actions. Any of these factors could have the effect of reducing the volume of major legal matters experienced and, therefore, the usage of our product offerings.
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
Maintain and Advance Our Innovation and Brand
Our success depends in part on our ability to maintain and advance our innovation and brand. We have a strong history of innovation, demonstrated by our DISCO Hold, DISCO Request, DISCO Ediscovery, DISCO Review and DISCO Case Builder offerings, and have built a research and development process that reliably produces features for these product offerings. We intend to continue combining our deep legal domain expertise and commitment to world-class software engineering to continue delivering features and introducing new product offerings to address more areas of legal work, such as our ediscovery chatbot, Cecilia. Our future success is dependent on our ability to successfully develop, market and sell our product offerings to both new and existing customers.
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
An indication of the propensity of our customers to continue to work with and expand their relationship with us over time is our dollar-based net retention rate, which compares our revenue from the same set of customers in one period to the prior year period. As of December 31, 2025 and 2024, our dollar-based net retention rate was 98% and 96%, respectively. We calculate our dollar-based net retention rate as of the end of a period by using (a) the revenue from all customers during the twelve months ending one year prior to such period as the denominator and (b) the revenue from all customers during the twelve months ending as of the end of such period minus the revenue from all customers who are new customers during those twelve months as the numerator. Our dollar-based net retention rate could decrease over time as our customer base matures and the amount of revenue used in the denominator to calculate net retention grows.
Add New Customers
We believe we have a significant opportunity to continue to grow our customer base, particularly those customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. As enterprises continue their digital transformation journeys and the demand for differentiation in the competitive market for legal services continues to grow, we expect more and more companies will struggle with existing legal solutions and ultimately will adopt an integrated, easy-to-use platform like DISCO to improve productivity and legal outcomes. We believe our market leadership and differentiated product offerings will enable us to efficiently acquire new customers across all channels. As of December 31, 2025, we had 1,549 customers, increasing from 1,478 customers as of December 31, 2024. Our ability to attract new customers will depend on a number of factors, including the effectiveness and pricing of our products, the offerings of our competitors and the effectiveness of our sales and marketing efforts. We will need to dedicate significant resources to further develop the market for our product offerings and expand, retain and motivate our sales and marketing personnel.
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
Expand Our Offering Portfolio
We believe that our technology, and especially our approach to automation and AI, is applicable to a wider range of legal processes outside of our current core offerings. We intend to leverage our technology to introduce further offerings that increase lawyer productivity across more and more areas of legal work over time. We may expend significant resources in the development of additional offerings, such as our ediscovery chatbot, Cecilia. Our ability to successfully develop, market and sell new offerings will depend on a number of factors, including the availability of capital to invest in innovation, our customers’ satisfaction with such offerings, competition, pricing and overall changes in our customers’ spending levels.
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the year ended December 31, 2025, less than 10% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
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
In the years ended December 31, 2025 and 2024, usage-based revenue represented 91% and 89% of total revenue, respectively, and subscription revenue fees represented 9% and 11% of total revenue, respectively.

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
Impairment of Intangible Asset and Capitalized Development
Impairment of intangible asset and capitalized development consists of a one-time non-cash full impairment charge of our primary law intangible asset and the related capitalized software development costs in 2024 as it was no longer probable of being completed.
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
Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024

Revenue	$156,849	$144,841
Cost of revenue(1)	39,425	37,414
Gross profit	117,424	107,427
Operating expenses:
Research and development(1)	56,596	51,511
Sales and marketing(1)	60,042	61,377
General and administrative(1)	48,910	41,049
Impairment of intangible asset and capitalized development	—	15,213
Total operating expenses	165,548	169,150
Loss from operations	(48,124)	(61,723)
Interest and other income, net	4,495	6,281
Loss from operations before income taxes	(43,629)	(55,442)
Income tax provision	(743)	(332)
Net loss attributable to common stockholders	$(44,372)	$(55,774)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$2,192	$1,715
Research and development	8,232	7,709
Sales and marketing	5,593	4,676
General and administrative	8,447	8,169
Total	$24,464	$22,269

	Year Ended December 31,
	2025	2024

Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	25	26
Gross profit	75	74
Operating expenses:
Research and development	36	36
Sales and marketing	38	42
General and administrative	31	28
Impairment of intangible asset and capitalized development	—	11
Total operating expenses	106	117
Loss from operations	(31)	(43)
Interest and other income, net	3	4
Loss from operations before income taxes	(28)	(38)
Income tax provision	*	*
Net loss attributable to common stockholders	(28)%	(39)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Revenue	$156,849	$144,841	$12,008	8%
Total revenue increased by $12.0 million, or 8%, for the year ended December 31, 2025 compared to the same period in 2024. Revenue related to new customers added since December 31, 2024 contributed $13.7 million, which was partially offset by a $1.7 million decrease in revenue from customers that existed as of December 31, 2024. The change in revenue from existing customers was driven by a $3.0 million decrease in usage of our product offerings, partially offset by contingent revenue recognized of $1.3 million as one of our customers under a contingent arrangement experienced a favorable resolution to their legal matter.
Revenue generated from our software product offerings increased by $13.9 million, or 12%, for the year ended December 31, 2025 compared to the same period in 2024 due to increases in usage of our software product offerings. Revenue generated from our services product offerings decreased $1.9 million, or 8%, for the year ended December 31, 2025 compared to the same period in 2024. This change was driven by decreases in usage of our services product offerings within DISCO Review.

Cost of Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$39,425	$37,414	$2,011	5%
Percentage of revenue	25%	26%
Total cost of revenue increased by $2.0 million, or 5%, for the year ended December 31, 2025 compared to the same period in 2024. This change was primarily driven by a $2.2 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $1.5 million increase in salary and benefits costs. These changes were partially offset by a $2.0 million decrease in outsourced staffing vendor fees.
Operating Expenses
Research and Development

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$56,596	$51,511	$5,085	10%
Percentage of revenue	36%	36%
Research and development expenses increased by $5.1 million, or 10%, for the year ended December 31, 2025 compared to the same period in 2024. The change was primarily driven by an increase of $5.3 million in personnel costs, including stock-based compensation, partially offset by a $0.3 million increase in capitalized software development.
Sales and Marketing

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Sales and marketing	$60,042	$61,377	$(1,335)	(2%)
Percentage of revenue	38%	42%
Sales and marketing expenses decreased by $1.3 million, or 2%, for the year ended December 31, 2025 compared to the same period in 2024. The change was primarily related to a decrease of $0.9 million in marketing expenses and a $0.3 million decrease in professional services costs. In addition, personnel costs decreased $0.2 million, including stock-based compensation and variable compensation, for our sales personnel.
General and Administrative

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
General and administrative	$48,910	$41,049	$7,861	19%
Percentage of revenue	31%	28%
General and administrative expenses increased by $7.9 million, or 19%, for the year ended December 31, 2025 compared to the same period in 2024. This change was primarily attributable to an increase of $7.4 million in professional services costs primarily related to legal fees and a legal loss contingency accrual for the securities litigation. In addition, personnel costs increased $2.1 million, including stock-based compensation. These increases were partially offset by a $0.8 million decrease in insurance expense and a $0.3 million decrease in acquisition revaluation expense.
Impairment of Intangible Asset and Capitalized Development

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Impairment of intangible asset and capitalized development	$—	$15,213	$(15,213)	(100%)
Percentage of revenue	—%	11%
During the fourth quarter of the year ended December 31, 2024, we identified a triggering event related to our primary law intangible asset and the capitalized software development costs associated with the integration of our primary law intangible asset into our product offerings, as it was no longer probable of being completed. As the fair value of the primary law intangible asset and its related capitalized development was determined to be zero given no future cash flows were identified, we recorded a full non-cash impairment charge on our primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration.
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization expense is a non-cash charge, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense and payroll tax expense on employee stock transactions; (iv) it does not consider the impact of any contingent consideration liability valuation adjustment; (v) it does not reflect other non-operating expenses, including interest expense; (vi) it does not consider the impact of expenses associated with the stockholder litigation; (vii) it does not consider the impact of impairment charges; and (viii) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP. We expect Adjusted EBITDA to improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024

Net loss	$(44,372)	$(55,774)
Depreciation and amortization expense	3,658	3,926
Income tax provision	743	332
Interest and other, net	(4,495)	(6,281)
Stock-based compensation expense	24,464	22,269
Payroll tax expense on employee stock transactions	600	537
Acquisition revaluation expense	—	303
Expenses associated with stockholder litigation	9,169	757
Impairment of intangible asset and capitalized development	—	15,213
Adjusted EBITDA	$(10,233)	$(18,718)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $19.7 million and $94.9 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
The following table presents our material cash requirements for future periods as of December 31, 2025:

	Payments Due by Period
	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(in thousands)
Operating lease commitments(a)	$2,917	$4,403	$—	$—	$7,320
Finance lease commitments(b)	47	75	—	—	122
Cloud platform purchase commitments(c)	21,990	44,280	11,070	—	77,340
Other purchase commitments(d)	2,574	1,984	—	—	4,558
Total	$27,528	$50,742	$11,070	$—	$89,340
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
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic and industry conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the recent U.S. government shutdown, the executive orders issued by President Trump, and the effects of global events, such as the Russia-Ukraine war and conflict in the Middle East, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2026. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(14,936)	$(8,749)	$(6,187)	71%
Cash used in investing activities	(18,196)	(78,035)	59,839	(77)%
Cash provided by (used in) financing activities	16	(19,996)	20,012	(100)%
Net decrease in cash and cash equivalents	$(33,116)	$(106,780)	$73,664	(69)%
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
Net cash used in operating activities for the year ended December 31, 2025 was $14.9 million, an increase of $6.2 million from net cash used in operating activities of $8.7 million for the year ended December 31, 2024. The change in cash flow used in operations was primarily due to a decrease in net loss, offset by an impairment charge in 2024 and working capital charges, primarily related to accounts receivable due to timing of collection from our customers, accrued legal loss, and the insurance recoverable receivable related to the accrued legal loss.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $18.2 million, a decrease of $59.8 million from net cash used in investing activities of $78.0 million for the year ended December 31, 2024. The change in cash used in investing activities was primarily related to an increase in maturities of short-term investments of $178.3 million during the year ended December 31, 2025. This was partially offset by an increase of $118.2 million in purchases of short-term investments during the year ended December 31, 2025.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was nominal, a change of $20.0 million from net cash used in financing activities of $20.0 million for the year ended December 31, 2024. This change was primarily related to cash paid for the 2024 share repurchase program of $20.1 million.

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
Accounting Pronouncements Adopted During the Current Year
See “Accounting Pronouncements Adopted During the Current Year” in Note 2, “Summary of Significant Accounting Policies,” in our consolidated financial statements of this Annual Report on Form 10-K for more information.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CS Disco, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CS Disco, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Austin, Texas
February 25, 2026

CS DISCO, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,655	$52,771
Short-term investments	94,942	76,356
Accounts receivable, net	25,622	23,117
Insurance recovery receivable related to legal loss (Note 8)	8,039	—
Prepaid expenses and other current assets	4,736	4,692
Total current assets	152,994	156,936
Property and equipment, net	7,583	7,878
Operating lease right-of-use assets	6,121	8,388
Other intangible assets, net	206	400
Goodwill	5,898	5,898
Other assets	837	820
Total assets	$173,639	$180,320
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,888	$3,994
Accrued expenses	6,533	5,947
Accrued legal loss (Note 8)	11,500	—
Accrued salary and benefits	10,457	9,127
Deferred revenue	5,382	4,296
Operating leases	2,624	2,288
Finance leases	44	42
Total current liabilities	40,428	25,694
Operating leases, non-current	4,231	6,855
Finance leases, non-current	72	116
Other liabilities	801	141
Total liabilities	45,532	32,806
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of December 31, 2025 and 2024; 63,264 and 60,329 shares issued and outstanding as of December 31, 2025 and 2024, respectively	317	302
Additional paid-in capital	469,560	444,601
Accumulated other comprehensive income	32	41
Accumulated deficit	(341,802)	(297,430)
Total stockholders’ equity	128,107	147,514
Total liabilities and stockholders’ equity	$173,639	$180,320

CS DISCO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$156,849	$144,841
Cost of revenue	39,425	37,414
Gross profit	117,424	107,427
Operating expenses:
Research and development	56,596	51,511
Sales and marketing	60,042	61,377
General and administrative	48,910	41,049
Impairment of intangible asset and capitalized development	—	15,213
Total operating expenses	165,548	169,150
Loss from operations	(48,124)	(61,723)
Interest and other income, net	4,495	6,281
Loss from operations before income taxes	(43,629)	(55,442)
Income tax provision	(743)	(332)
Net loss attributable to common stockholders	$(44,372)	$(55,774)
Unrealized gain on investments	(9)	41
Comprehensive loss	$(44,381)	$(55,733)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,721	60,212

CS DISCO, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2023	61,010	$306	$440,408	$—	$(240,379)	$200,335
Exercise of stock options	104	—	80	—	—	80
Repurchase of common stock related to net share settlement	(20)	—	(127)	—	—	(127)
Vesting of restricted stock units	1,748	9	(9)	—	—	—
Issuance of Common Stock under ESPP	97	—	600	—	—	600
Stock compensation expense	—	—	22,484	—	—	22,484
Common stock repurchases under share repurchase program	(2,610)	(13)	(18,835)	—	(1,277)	(20,125)
Unrealized gain on investments	—	—	—	41	—	41
Net loss	—	—	—	—	(55,774)	(55,774)
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	65	—	36	—	—	36
Repurchase of common stock related to net share settlement	(20)	—	(103)	—	—	(103)
Vesting of restricted stock units	2,779	14	(14)	—	—	—
Issuance of Common Stock under ESPP	111	1	421	—	—	422
Stock compensation expense	—	—	24,619	—	—	24,619
Unrealized loss on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(44,372)	(44,372)
Balance at December 31, 2025	63,264	$317	$469,560	$32	$(341,802)	$128,107

CS DISCO, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(44,372)	$(55,774)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	3,658	3,926
Stock-based compensation	24,464	22,269
Charge to allowance for credit losses	1,887	2,112
Gain on disposal of long-lived assets	—	(4)
Remeasurement of contingent consideration	—	303
Non-cash operating lease costs	2,266	1,813
Amortization of premium on short-term investments	(3,444)	(1,057)
Impairment of intangible asset and capitalized development	—	15,213
Other	(193)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,392)	1,764
Insurance recovery receivable related to legal loss	(8,039)	—
Prepaid expenses and other current assets	(43)	1,103
Other long-term assets	(36)	(7)
Accounts payable	137	(849)
Accrued expenses and other	2,285	2,485
Accrued legal loss	11,500	—
Deferred revenue	1,086	11
Operating lease liabilities	(2,288)	(1,878)
Other liabilities	588	(179)
Net cash used in operating activities	(14,936)	(8,749)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(3,053)	(2,781)
Purchases of short-term investments	(206,095)	(87,937)
Maturities of short-term investments	190,944	12,679
Proceeds from disposal of equipment	8	4
Net cash used in investing activities	(18,196)	(78,035)
Cash flow from financing activities:
Proceeds from exercise of stock options	38	80
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	421	600
Repurchase of common stock related to net share settlement	(105)	(127)
Repurchase of common stock related to share repurchase program	—	(20,052)
Cash paid for acquisitions	(296)	(456)
Principal payments on finance lease obligations	(42)	(41)
Net cash provided by (used in) financing activities	16	(19,996)
Net decrease in cash and cash equivalents:	(33,116)	(106,780)
Cash and cash equivalents at beginning of period	52,771	159,551
Cash and cash equivalents at end of period	$19,655	$52,771

CS DISCO, INC.

Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure:
Cash paid for taxes	$1,223	$896
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$8	$66

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

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the recent U.S. government shutdown, the executive orders issued by President Trump, as well as the effects of global events, such as the Russia-Ukraine war and the conflict in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets related to property and equipment, accruals and contingencies, carrying value of goodwill, and income taxes and deferred tax asset valuation. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the consolidated statements of operations and comprehensive loss. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. There were no impairments of short-term investments for each of the years ended December 31, 2025 and 2024.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $4.5 million for expected losses for the year ended December 31, 2025, and $2.9 million has been written off and charged against the allowance for the year ended December 31, 2025. Recoveries made by the Company were $2.6 million for the year ended December 31, 2025. The allowance for credit losses related to accounts receivable was $1.8 million and $2.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Unbilled receivables were $2.8 million and $2.5 million as of December 31, 2025 and December 31, 2024, respectively, and were included within accounts receivable on the consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the years ended December 31, 2025 and 2024.

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
Purchase Price Allocation, Intangible Assets and Goodwill
The purchase price allocation for business combinations and asset acquisitions requires use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The Company determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If it is not met, the Company determines whether the single asset or group of assets, as applicable, meets the definition of a business.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.

Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $4.0 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. These costs are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2025 and 2024.
Accounting Pronouncements Adopted During the Current Year
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU No. 2023-09), which requires public entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024, and can be applied prospectively or retrospectively. The Company has retrospectively adopted this standard for its fiscal year 2025 annual financial statements. See Note 11, “Income Taxes”, for further information.
Accounting Pronouncements Not Yet Adopted
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
A performance obligation is a promise in a contract to transfer a distinct solution to the customer. The Company identifies performance obligations in its contracts with customers, which primarily include usage-based and subscription contracts. Usage-based contracts include fees based on usage of the Company’s platform or professional services, incurred on a time and materials basis, while subscription contracts represent the purchase of a committed data volume on the Company’s platform over a period of time. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. For contracts that include multiple performance obligations, the transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized over time as performance obligations are satisfied. Variable consideration is evaluated on a contract-by-contract basis, and a constraint is applied using the facts and circumstances of the contract when applicable. On a limited basis, the Company enters into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. The Company does not recognize the revenue related to these contracts until the legal matter is resolved. During the year ended December 31, 2025, one of the Company’s customers under such a contingent arrangement experienced a favorable resolution to the legal matter, allowing the Company to recognize $1.3 million in revenue.
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
In the years ended December 31, 2025 and 2024, usage-based revenue represented 91% and 89% of total revenue, respectively, and subscription revenue fees represented 9% and 11% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $4.3 million of deferred revenue as of each of December 31, 2024 and 2023, the Company recognized $4.3 million as revenue during each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company recorded $5.4 million and $4.3 million, respectively, of current deferred revenue. No non-current deferred revenue was recorded as of December 31, 2025 and 2024.
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
As of December 31, 2025, the Company expects to recognize approximately $23.1 million of revenue from RPO. As of December 31, 2025, the Company expects to recognize revenue of approximately $14.8 million from RPO over the next 12 months, with the remaining balance recognized thereafter.

Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are capitalized if the expected benefit is expected to be longer than one year. These capitalized costs are amortized over the expected period of benefit, primarily based on the nature and terms of the Company’s contracts. As of December 31, 2025, capitalized incremental contract costs were $0.1 million. As of December 31, 2024, the Company recorded no capitalized incremental contract costs. These costs are included in prepaid expenses and other current assets within the consolidated balance sheets. During the year ended December 31, 2025, the Company amortized a nominal amount of incremental contract costs. During the year ended December 31, 2024, the Company amortized no incremental contract costs.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Year Ended December 31,
	2025	2024
Software	$134,000	$120,134
Services	22,849	24,707
Total revenue	$156,849	$144,841
Software is comprised of revenues related to the Company’s DISCO Hold, DISCO Request, DISCO Ediscovery, and DISCO Case Builder products, as well as revenue related to Cecilia AI platform and the use of software within Auto Review. Services is comprised of revenues related to the Company’s DISCO Review offering and professional services, including services support for Auto Review.
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024
United States	$143,684	$132,683
All other countries	13,165	12,158
Total revenue	$156,849	$144,841

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
Significant expenses are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$156,849	$144,841
Cost of Revenues(1)	39,425	37,414
Gross Profit	117,424	107,427
Significant operating expenses:
Personnel costs	112,030	107,560
Professional services(2)	18,599	11,430
Rent and facilities	4,706	4,451
Software expense	13,359	12,489
Advertising expense	3,997	4,465
Impairment of intangible asset and capitalized development	—	15,213
Other segment items(3)	12,857	13,542
Loss from operations	(48,124)	(61,723)
Interest and other income, net	4,495	6,281
Income tax provision	(743)	(332)
Net loss attributable to common stockholders	$(44,372)	$(55,774)
______________
(1)Includes depreciation and amortization expense of $2.4 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.
(2)Includes expenses related to the stockholder litigation of $9.2 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
(3)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $1.3 million and $1.8 million for the for the years ended December 31, 2025 and 2024, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	December 31, 2025
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$94,910	$32	$94,942

	December 31, 2024
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$76,315	$41	$76,356
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. U.S. government securities have a weighted-average maturity of 0.27 years and 0.25 years as of December 31, 2025 and 2024, respectively.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$6,992	$6,428
Capitalized software development	14,933	12,212
Leasehold improvements	1,137	1,103
Furniture	1,219	1,211
Total property and equipment	24,281	20,954
Less: accumulated depreciation and amortization	(16,698)	(13,076)
Property and equipment, net	$7,583	$7,878

Depreciation and amortization expense relating to the Company’s property and equipment was $3.3 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense relating to the cost of revenue for capitalized software development was $2.1 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.
The Company capitalized $2.7 million and $2.4 million in capitalized software development costs in the years ended December 31, 2025 and 2024, respectively. Included within capitalized development costs were $0.5 million of stock-based compensation expense in each of the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the unamortized balance of capitalized software development costs on the Company’s consolidated balance sheets was approximately $6.1 million and $5.8 million, respectively.
No impairment indicators were identified for the year ended December 31, 2025. During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law finite-lived intangible asset and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings as it was no longer probable of being completed. Impairment charges of $1.2 million were recorded against the capitalized software development related to the integration of the primary law intangible asset. Refer to Note 9, “Goodwill and Intangible Assets” regarding the details of the impairment charge.
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
The cost of leases recorded in the accompanying consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$2,688	$2,461
Finance lease expense
Amortization expense	48	48
Interest on lease liability	5	6
Total lease cost	$2,741	$2,515

Supplemental cash flow information and non-cash activity related to the Company’s leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$2,710	$2,533
Cash paid for financing lease liabilities	$47	$47
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,057

The weighted average remaining lease term and discount rate as of December 31, 2025 are as follows:

Weighted Average Remaining Lease Term
Operating leases	2.47 years
Finance leases	2.58 years
Weighted Average Discount Rate
Operating leases	5.17%
Finance leases	5.00%
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	Year Ended December 31, 2025
	Operating Leases	Finance Leases
2026	2,917	47
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$7,320	$122
Less: imputed interest	(465)	(6)
Present value of lease liabilities	$6,855	$116
As of December 31, 2025, the Company had no additional operating or finance leases with future commencement dates.

8. Commitments and Contingencies
Leases and Other Commitments
See Note 7, “Leases,” to these consolidated financial statements for additional detail on the Company’s operating and finance lease commitments arising from these agreements.
Additionally, the Company has contractual commitments relating to cloud platform hosting and service purchase commitments as well as computer software licenses used to facilitate company operations. These commitments, that are noncancellable and expire within one to four years after December 31, 2025, are as follows (in thousands):

Purchase obligations	As of December 31, 2025
2026	$24,564
2027	23,473
2028	22,791
2029	11,070
Thereafter	—
Total	$81,898

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
On December 19, 2025, without admitting liability in connection with the matter described above, the Company has agreed to a settlement amount of $11.5 million, subject to court approval, recorded as an accrued legal loss and a corresponding insurance recovery asset of $8.0 million on the consolidated balance sheet as of December 31, 2025. The net impact of $3.5 million is recorded within general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, accrued amounts to resolve, and communications with the insurers.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both December 31, 2025 and 2024. No impairment of goodwill was identified during the years ended December 31, 2025 and 2024.

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
During the fourth quarter of the year ended December 31, 2024, the Company identified a triggering event related to the primary law intangible asset and the capitalized software development costs associated with the integration of the primary law intangible asset into the Company’s product offerings, as it was no longer probable of being completed. The fair value of the primary law intangible asset and its related capitalized development costs was determined to be zero as no future cash flows were identified. The Company recorded a full non-cash impairment charge on the primary law intangible asset of $14.0 million and also recorded a $1.2 million non-cash impairment charge related to all capitalized software development costs associated with the integration. The Company recorded no impairment charges in the year ended December 31, 2025.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(694)	$206	5 years

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(514)	$386	5 years
Customer relationships	300	(286)	14	3 years
Total	$1,200	$(800)	$400

Other intangible asset amortization expense was $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense related to developed technology and customer relationships is included in cost of revenue and operating expenses, respectively, on the consolidated statements of operations and comprehensive loss.
As of December 31, 2025, future amortization expense by year is expected to be as follows (in thousands):

Amount
2026	$180
2027	26
Thereafter	—
Total	$206

10. Stockholders’ Equity
Equity Incentive Plans
In December 2013, the Company adopted the Long-Term Incentive Plan (“2013 Plan”). The 2013 Plan was terminated in July 2021 in connection with the adoption of the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20,

2021, and no further awards will be granted under the 2013 Plan. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2025, 5.7 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $24.5 million and $22.3 million for the years ended December 31, 2025 and 2024, respectively.
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
The following table summarizes the stock option activity under the 2013 Plan and 2021 Plan (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2023	524	$7.47	4.49	$1,383
Granted	—	—
Exercised	(104)	0.77
Forfeited and cancelled	(133)	13.21
Options outstanding as of December 31, 2024	287	$7.24	3.58	$375
Granted	—	—
Exercised	(65)	0.59
Forfeited and cancelled	(46)	9.85
Options outstanding as of December 31, 2025	176	$9.04	3.67	$149
Options vested and exercisable as of December 31, 2025	176	$9.04	3.67	$149
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was $0.2 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest. As of December 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options that are expected to vest was nominal and expected to be recognized over a weighted-average period of 0.24 years.

Restricted Stock Awards
Prior to becoming a public company, the Company granted RSAs to certain senior employees and consultants. The Company ceased granting RSAs after its initial public offering in July 2021. The fair value of RSAs is determined using the fair value of the Company’s common stock on the date of grant. No RSAs were granted during the years ended December 31, 2025 and 2024. During each of the years ended December 31, 2025 and 2024, 50,000 RSAs vested and were released from the Company’s right to repurchase. During the years ended December 31, 2025 and 2024, no RSAs were cancelled. As of December 31, 2025, there were no RSAs outstanding. As of December 31, 2024, there were 50,000 RSAs outstanding.
As of December 31, 2025, the Company had no unrecognized stock-based compensation related to RSAs. As of December 31, 2024, the Company had $0.8 million of unrecognized stock-based compensation related to RSAs with a weighted average remaining requisite service period of 1.00 year.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three or four years, subject to the continuous service of the individual.
In February 2025 and 2024, the Company granted PSUs for 0.9 million shares and 0.4 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. With respect to the PSUs granted in 2025, after the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three year service period. With respect to the PSUs granted in 2024, after the applicable performance period, one-third of the vestable shares vested upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a two-year service period. Subsequent to December 31, 2025, it was determined that the Company substantially met the performance goals for the PSUs granted in 2025, and accordingly, these PSUs will vest at approximately 99% attainment. In February 2025, it was determined that the Company partially met the performance goals for the PSUs granted in 2024, and accordingly, these PSUs will vest at approximately 73% attainment. As of December 31, 2025, none of the PSUs granted in 2025 had vested, settled or were cancelled. As of December 31, 2025, 0.1 million of the PSUs granted in 2024 had vested or settled and 0.3 million of the PSUs granted in 2024 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding balance as of December 31, 2023	2,538	$14.56	$19,264
Granted	5,979	7.52	—
Exercised	(1,748)	11.48	—
Forfeited and cancelled	(1,674)	10.01	—
Unvested and outstanding as of December 31, 2024	5,095	$8.85	$25,424
Granted	5,212	5.17	—
Vested	(2,779)	8.78	—
Forfeited and cancelled	(839)	6.94	—
Unvested and outstanding as of December 31, 2025	6,689	$6.25	$51,905
As of December 31, 2025, there was an estimated $34.8 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.03 years. As of December 31, 2024, there was an estimated $38.3 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.21 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized total stock-based compensation expense related to the ESPP of $0.2 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively. The Company purchased and distributed 0.1 million shares of the Company’s common stock during each of the years ended December 31, 2025 and 2024.

Share Repurchase Program
In March 2024, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding shares of common stock, which was completed as of June 30, 2024. Approximately 2.6 million shares of common stock were purchased under the repurchase program at a weighted average price of $7.66. These trades were completed through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions.
11. Income Taxes
The domestic and foreign components of loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(43,069)	$(56,258)
Foreign	848	816
Loss before income taxes	$(42,221)	$(55,442)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
State	71	62
Foreign	609	280
Total current	680	342
Deferred
Federal	60	(21)
State	3	11
Foreign	—	—
Total deferred	63	(10)
Provision for income taxes	$743	$332

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

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$65,720	$43,225
Capitalized research and development costs	5,237	22,066
Deferred expenses	4,214	3,405
Lease liability	1,734	2,331
Stock compensation	1,044	1,216
Depreciation and amortization	3,926	4,077
Total deferred tax assets	$81,875	$76,320
Deferred tax liabilities
Capitalized software development	$(1,536)	$(1,514)
Right-of-use asset	(1,549)	(2,139)
Subsidiary outside basis difference	(116)	(73)
Total deferred tax liabilities	(3,201)	(3,726)
Net deferred tax asset before valuation allowance	78,674	72,594
Less: valuation allowance	(78,866)	(72,721)
Net deferred tax asset (liability)	$(192)	$(127)
The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history. During the year ended December 31, 2025, the valuation allowance increased by approximately $6.1 million due to continuing operations.
As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $258.8 million and $164.2 million, respectively, and state net operating loss carryforwards of approximately $188.9 million and $143.2 million, respectively, that will begin to expire in 2033, if not utilized prior to that time. Approximately $227.7 million of the U.S. federal net operating losses arose in tax years beginning after December 31, 2017 and have an indefinite carryforward period. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes due to the following (in thousands, except for percentages):

	Year Ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Income tax at U.S. statutory rate	$(8,866)	21.0%	$(11,643)	21.0%
Effect of:
State taxes, net of federal benefits	375	(0.9)	(2,109)	3.8
Foreign Tax Effects	263	(0.6)	90	(0.2)
Changes in Tax Laws or Rates	—	—	—	—
Effect of Cross-Border Tax Laws	316	(0.7)	116	(0.2)
Tax credits	—	—	—	—
Change in valuation allowance	6,036	(14.3)	11,314	(20.4)
Nontaxable or Nondeductible Items
Stock-based compensation	1,965	(4.7)	1,972	(3.6)
Officer's Compensation	519	(1.2)	264	(0.5)
Other	21	—	415	(0.7)
Other adjustments	114	(0.3)	(87)	0.2
Income tax provision effective rate	$743	(1.7)%	$332	(0.6)%
The majority of the effect of state income taxes is attributable to income taxes imposed by the State of Texas.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, the United Kingdom, Canada, and India. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2022. Operating losses generated remain open to adjustment until the statute of limitations closes for the tax year in which the operating losses are utilized. The Company is not currently under examination by any tax jurisdiction, but tax years 2022 through 2025 remain open to examination.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. As of December 31, 2025 and 2024, the Company has recorded no unrecognized tax benefits.
The Company’s practice is to recognize interest and penalties related to unrecognized tax benefits outside of income tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s software development expenditures were capitalized and amortized for income tax purposes. As amended by the One Big Beautiful Act, the Company continues to capitalize and amortize foreign software development expenditures and fully expenses U.S. incurred costs. Any prior year incurred U.S. costs were fully amortized in 2025.

Income taxes paid, net of refunds received, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$—	$—
State - Texas	66	49
Foreign
Canada	—	—
India	425	315
UK	139	172
Total cash paid	$630	$536
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $2.7 million and $2.0 million in employer contributions to the plan during the years ended December 31, 2025 and 2024, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of December 31, 2025 and 2024, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Net loss applicable to common stockholders basic and diluted	$(44,372)	$(55,774)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,721	60,212
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.93)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2025	2024
Stock options	176	287
Unvested restricted stock awards	—	50
Unvested restricted stock units, including performance-based restricted stock units	6,689	5,095
Total	6,865	5,432
14. Subsequent Events
In January and February 2026, the Company granted a total of 3.1 million RSUs and PSUs to employees pursuant to the 2021 Plan. The fair value of the RSU and PSU grants was determined based upon the market closing price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, subject to the continued service of the individual. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The Company expects to recognize aggregate stock-based compensation expense of $10.8 million related the RSUs and PSUs over a weighted-average requisite service period of approximately 4.11 years.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10 (other than as set forth below) will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated by reference.
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
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our 2026 Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information required by Part III, Item 12, will be included in our 2026 Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Part III, Item 13, will be included in our 2026 Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services
Information required by Part III, Item 14, will be included in our 2026 Proxy Statement and is incorporated by reference.

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
(c) Exhibits
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
4.1	Form of Common Stock Certificate.	S-1/A	333-257435	4.1	July 12, 2021
4.2	Description of Securities.	10-K	001-40624	4.2	February 25, 2022
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 29, 2020.	S-1/A	333-257435	10.1	June 25, 2021
10.2+	Long Term Incentive Plan, as amended, and forms of agreements thereunder.	S-1/A	333-257435	10.2	June 25, 2021
10.3+	2021 Equity Incentive Plan for forms of agreements thereunder.	S-1/A	333-257435	10.3	July 12, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-257435	10.4	July 12, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-257435	10.5	July 12, 2021
10.6+*	Employment Agreement by and between the Registrant and Eric Friedrichsen, as amended.
10.7+	Employment Agreement by and between the Registrant and Aaron Barfoot.	8-K	001-40624	10.1	December 22, 2025
10.8+	Amended and Restated Employment Agreement by and between the Registrant and Michael Lafair.	10-Q	001-40624	10.6	November 10, 2021
10.9+	Transition Agreement by and between the Registrant and Michael Lafair.	8-K	001-40624	10.1	August 6, 2025
10.10+*	Amended and Restated Employment Agreement by and between the Registrant and Melanie Antoon, as amended.
10.11+*	Employment Agreement by and between the Registrant and Richard Crum, as amended.
10.12+*	Employment Agreement by and between the Registrant and Susan Garcia, as amended.
10.13+*	Employment Agreement by and between the Registrant and Karen Herckis, as amended.
10.14+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-40624	10.4	May 9, 2024
10.15+	Forms of Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	10-Q	001-40624	10.2	May 13, 2022
10.16+	Performance Bonus Plan.	10-Q	001-40624	10.3	May 13, 2022
10.17+†	Sublease Agreement, dated May 23, 2022, by and between the Registrant and Workrise Technologies, Inc.	10-Q	001-40624	10.1	August 12, 2022
19.1	Insider Trading Policy.	10-K	001-40624	19.1	February 20, 2025
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy of the Registrant.	10-K	001-40624	97	February 22, 2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CS DISCO, INC.

Date: February 25, 2026	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric Friedrichsen and Aaron Barfoot, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Friedrichsen	Chief Executive Officer and Director	February 25, 2026
Eric Friedrichsen	(Principal Executive Officer)

/s/ Aaron Barfoot	Executive Vice President, Chief Financial Officer	February 25, 2026
Aaron Barfoot	(Principal Financial and Accounting Officer)

/s/ Scott Hill	Chair of the Board of Directors and Director	February 25, 2026

Scott Hill

/s/ Susan L. Blount	Director	February 25, 2026
Susan L. Blount

/s/ Tom Bogan	Director	February 25, 2026
Tom Bogan

/s/ Colette Pierce Burnette	Director	February 25, 2026
Colette Pierce Burnette

/s/ Aaron Clark	Director	February 25, 2026
Aaron Clark

/s/ Robert P. Goodman	Director	February 25, 2026
Robert P. Goodman

/s/ James Offerdahl	Director	February 25, 2026
James Offerdahl

/s/ Krishna Srinivasan	Director	February 25, 2026
Krishna Srinivasan