Form 10-Q
period 2026-03-31
CS Disco, Inc.
filed 2026-05-06
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 64,134,406 shares of common stock, $0.005 par value per share, outstanding.

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
•the effects of global events, such as the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, on our or our customers’ businesses and the global economy;
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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,647	$19,655
Short-term investments	85,391	94,942
Accounts receivable, net	26,825	25,622
Insurance recovery receivable related to legal loss (Note 8)	8,084	8,039
Prepaid expenses and other current assets	4,574	4,736
Total current assets	142,521	152,994
Property and equipment, net	7,391	7,583
Operating lease right-of-use assets	5,535	6,121
Other intangible assets, net	161	206
Goodwill	5,898	5,898
Other assets	866	837
Total assets	$162,372	$173,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,702	$3,888
Accrued expenses	7,797	6,533
Accrued legal loss (Note 8)	11,500	11,500
Accrued salary and benefits	4,935	10,457
Deferred revenue	4,338	5,382
Operating leases	2,681	2,624
Finance leases	44	44
Total current liabilities	33,997	40,428
Operating leases, non-current	3,535	4,231
Finance leases, non-current	61	72
Other liabilities	832	801
Total liabilities	38,425	45,532
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 64,134 and 63,264 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	321	317
Additional paid-in capital	475,067	469,560
Accumulated other comprehensive (loss) income	(21)	32
Accumulated deficit	(351,420)	(341,802)
Total stockholders’ equity	123,947	128,107
Total liabilities and stockholders’ equity	$162,372	$173,639

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$41,882	$36,653
Cost of revenue	10,799	9,503
Gross profit	31,083	27,150
Operating expenses:
Research and development	14,700	14,257
Sales and marketing	16,085	14,527
General and administrative	10,391	10,976
Total operating expenses	41,176	39,760
Loss from operations	(10,093)	(12,610)
Interest and other income, net	616	1,354
Loss from operations before income taxes	(9,477)	(11,256)
Income tax provision	(141)	(137)
Net loss attributable to common stockholders	$(9,618)	$(11,393)
Unrealized loss on investments	(53)	(40)
Comprehensive loss	$(9,671)	$(11,433)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,675	60,565

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2025	63,264	$317	$469,560	$32	$(341,802)	$128,107
Exercise of stock options	10	—	8	—	—	8
Vesting of restricted stock units	831	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(36)	—	(132)	—	—	(132)
Issuance of common stock under Employee Stock Purchase Plan	65	—	219	—	—	219
Stock compensation expense	—	—	5,416	—	—	5,416
Unrealized loss on investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(9,618)	(9,618)
Balance at March 31, 2026	64,134	$321	$475,067	$(21)	$(351,420)	$123,947

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	12	—	6	—	—	6
Repurchase of common stock related to net share settlement	(5)	—	(24)	—	—	(24)
Vesting of restricted stock units	416	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	57	1	240	—	—	241
Stock compensation expense	—	—	5,868	—	—	5,868
Unrealized loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(11,393)	(11,393)
Balance at March 31, 2025	60,809	$305	$450,689	$1	$(308,823)	$142,172

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss	$(9,618)	$(11,393)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	977	927
Stock-based compensation	5,435	5,879
Charge to allowance for credit losses	442	534
Non-cash operating lease costs	586	556
Amortization of premium on short-term investments	(789)	(828)
Other	258	(142)
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	258
Insurance recovery receivable related to legal loss	(45)	—
Prepaid expenses and other current assets	162	232
Other long-term assets	(47)	—
Accounts payable	(1,489)	1,536
Accrued expenses and other	(4,259)	(7,159)
Deferred revenue	(1,044)	(391)
Operating lease liabilities	(639)	(466)
Other liabilities	31	(41)
Net cash used in operating activities	(11,684)	(10,498)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(700)	(525)
Purchases of short-term investments	(33,883)	(45,436)
Maturities of short-term investments	44,170	38,303
Proceeds from disposal of equipment	4	2
Net cash provided by (used in) investing activities	9,591	(7,656)
Cash flow from financing activities:
Proceeds from exercise of stock options	8	6
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	220	240
Repurchase of common stock related to net share settlement	(132)	(24)
Cash paid for acquisitions	—	(296)
Principal payments on finance lease obligations	(11)	(10)
Net cash provided by (used in) financing activities	85	(84)
Net decrease in cash and cash equivalents:	(2,008)	(18,238)
Cash and cash equivalents at beginning of period	19,655	52,771
Cash and cash equivalents at end of period	$17,647	$34,533

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure:
Cash paid for taxes	$109	$285
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$48	$86

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

Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026.

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the recent U.S. government shutdown, the executive orders issued by President Trump, as well as the effects of global events, such as the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses during the reporting period. Estimates are also used for, but not limited to, current expected credit losses, capitalization and useful life of the Company’s capitalized software development costs, useful lives of assets related to property and equipment, accruals and contingencies, carrying value of goodwill and income taxes and deferred tax asset valuation. Numerous internal and external factors can affect estimates. Actual results could differ from those estimates and such differences could be material to the Company’s unaudited condensed consolidated financial position and results of operations.

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

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the unaudited condensed consolidated statements of operations and comprehensive loss. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. There were no impairments of short-term investments for each of the three months ended March 31, 2026 and 2025.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $1.0 million for expected losses for the three months ended March 31, 2026, and $0.6 million has been written off and charged against the allowance for the three months ended March 31, 2026. Recoveries made by the Company were $0.6 million for the three months ended March 31, 2026. The allowance for credit losses related to accounts receivable was $1.6 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively. Unbilled receivables were $3.1 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively, and were included within accounts receivable on the unaudited condensed consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the three months ended March 31, 2026 or the year ended December 31, 2025.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during each of the three months ended March 31, 2026 and 2025.
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

Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.0 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. These costs are included in sales and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards (collectively referred to as stock-based compensation expense), including restricted stock units and performance-based restricted stock units granted to employees and directors, based on the estimated fair value of the awards on the date of grant. The fair value of restricted stock units and performance-based restricted stock units is determined using the fair value of the Company’s common stock on the date of grant. Forfeitures are accounted for in the period in which they occur. Stock-based compensation is recognized following the straight-line attribution method over the requisite service period for restricted stock units. Stock-based compensation is recognized under the accelerated attribution model over the requisite service period for performance-based restricted stock units.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2026 and December 31, 2025.
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
In the three months ended March 31, 2026 and 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $5.4 million and $4.3 million of deferred revenue as of December 31, 2025 and 2024, the Company recognized $2.6 million and $2.0 million as revenue during the three months March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded $4.3 million and $5.4 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, the Company expects to recognize approximately $20.2 million of revenue from RPO. The Company expects to recognize revenue of approximately $13.3 million as of March 31, 2026 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is determined to be longer than one year. These assets are amortized over the expected period of benefit. As of March 31, 2026 and December 31, 2025, there were no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the

Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended March 31,
	2026	2025
Software	$34,654	$30,887
Services	7,228	5,766
Total revenue	$41,882	$36,653
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$37,275	$33,977
All other countries	4,607	2,676
Total revenue	$41,882	$36,653
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

Significant expenses are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$41,882	$36,653
Cost of Revenue(1)	10,799	9,503
Gross Profit	31,083	27,150
Significant operating expenses:
Personnel costs	28,862	28,293
Professional services	3,110	2,973
Rent and facilities	1,199	1,192
Software expense	3,656	3,237
Advertising expense	1,016	799
Other segment items(2)	3,333	3,266
Loss from operations	(10,093)	(12,610)
Interest and other income, net	616	1,354
Income tax provision	(141)	(137)
Net loss attributable to common stockholders	$(9,618)	$(11,393)
______________
(1)Includes depreciation and amortization expense of $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $0.3 million for each of the three months ended March 31, 2026 and 2025.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	March 31, 2026
	Amortized cost	Unrealized loss	Total fair value
Cash equivalents:
U.S. government securities	$4,281	$—	$4,281
Short-term investments:
U.S. government securities	85,412	(21)	85,391
Total level 1 debt securities	$89,693	$(21)	$89,672

	December 31, 2025
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$94,910	$32	$94,942
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. U.S. government securities have a weighted-average maturity of 0.24 years and 0.27 years as of March 31, 2026 and December 31, 2025, respectively.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$7,095	$6,992
Capitalized software development	15,601	14,933
Leasehold improvements	1,137	1,137
Furniture	1,219	1,219
Total property and equipment	25,052	24,281
Less: accumulated depreciation and amortization	(17,661)	(16,698)
Property and equipment, net	$7,391	$7,583
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
Depreciation and amortization expense relating to the Company’s property and equipment was $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of March 31, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$2,192	$35
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$6,595	$110
As of March 31, 2026, the remaining weighted average term was 2.23 years and 2.34 years for the operating leases and finance lease, respectively. As of March 31, 2026, the Company had no additional operating or finance leases with future commencement dates.
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
On December 19, 2025, without admitting liability in connection with the matter described above, the Company agreed to a settlement amount of $11.5 million, subject to court approval, recorded as an accrued legal loss and a corresponding insurance recovery asset of $8.0 million on the consolidated balance sheet as of December 31, 2025, and $8.1 million on the unaudited condensed consolidated balance sheet as of March 31, 2026. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, accrued amounts to resolve, and communications with the insurers.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both March 31, 2026 and December 31, 2025. No impairment of goodwill was identified during each of the three months ended March 31, 2026 and 2025.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(739)	$161	5 years

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(694)	$206	5 years
Other intangible asset amortization expense was nominal and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to developed technology is included in cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$135
2027	26
Thereafter	—
Total	$161

10. Stockholders’ Equity
Equity Incentive Plans
In July 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2026, 6.5 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $5.4 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table summarizes the stock option activity (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2025	176	$9.04	3.67	$149
Granted	—	—
Exercised	(10)	0.79
Forfeited and cancelled	(2)	8.77
Options outstanding as of March 31, 2026	164	$9.55	3.67	$30
Options vested and exercisable as of March 31, 2026	164	$9.55	3.67	$30
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was nominal during each of the three months ended March 31, 2026 and 2025.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three years or four years, subject to the continuous service of the individual.
In February 2026 and 2025, the Company granted PSUs for 0.7 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. In February 2026, it was determined that the Company substantially met the performance goals for the PSUs granted in 2025, and accordingly, these PSUs will vest at approximately 99% attainment. As of March 31, 2026, none of the PSUs granted in 2026 had vested, settled or cancelled. As of March 31, 2026, 0.1 million of the PSUs granted in 2025 had vested or settled and 0.5 million of the PSUs granted in 2025 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2025	6,689	$6.25	$51,905
Granted	3,114	3.46
Vested	(831)	7.41
Forfeited and cancelled	(736)	5.69
Unvested and outstanding as of March 31, 2026	8,236	$5.13	$31,463
As of March 31, 2026, there was an estimated $37.4 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.32 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized a nominal amount of stock-based compensation expense for the ESPP during each of the three months ended March 31, 2026 and 2025. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the three months ended March 31, 2026 and 2025.
11. Income Taxes
The Company’s income tax expense was $0.1 million for each of the three months ended March 31, 2026 and 2025. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.49)% and (1.22)% of the loss before income taxes for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million in employer contributions to the plan during each of the three months ended March 31, 2026 and 2025.
The Company also engages in a required pension plan in the United Kingdom. As of March 31, 2026 and December 31, 2025, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss applicable to common stockholders basic and diluted	$(9,618)	$(11,393)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,675	60,565
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.19)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of March 31,
	2026	2025
Stock options	164	255
Unvested restricted stock awards	—	38
Unvested restricted stock units, including performance-based restricted stock units	8,236	8,805
Total	8,400	9,098

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2026. This discussion, particularly information with respect to our financial results of operations or financial condition, business strategy, plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 9% and 10% of our revenue for the three months ended March 31, 2026 and 2025, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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
As of March 31, 2026, we had $17.6 million of cash and cash equivalents and $85.4 million of short-term investments. We generated revenue of $41.9 million and $36.7 million in the three months ended March 31, 2026 and 2025, respectively, representing a period-over-period growth of 14%. Our net loss was $9.6 million and $11.4 million for the three months ended March 31, 2026 and 2025, respectively.
We generated Adjusted EBITDA of $(3.5) million and $(5.1) million in the three months ended March 31, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
Macroeconomic and Industry Considerations
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, negative conditions in the general economy both in the United States and abroad, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, and the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the three months ended March 31, 2026, 11% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
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
In the three months ended March 31, 2026 and 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. We expect that our research and development expenses will remain relatively flat in absolute dollars but may fluctuate as a percentage of our revenue over time. In addition, research and development expenses that qualify as capitalized software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will remain relatively flat in absolute dollars and will continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses may fluctuate as a percentage of our revenue over time.

General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. We expect that our general and administrative expenses will remain relatively flat in absolute dollars but may fluctuate as a percentage of total revenue from period to period.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$41,882	$36,653
Cost of revenue(1)	10,799	9,503
Gross profit	31,083	27,150
Operating expenses:
Research and development(1)	14,700	14,257
Sales and marketing(1)	16,085	14,527
General and administrative(1)	10,391	10,976
Total operating expenses	41,176	39,760
Loss from operations	(10,093)	(12,610)
Interest and other income, net	616	1,354
Loss from operations before income taxes	(9,477)	(11,256)
Income tax provision	(141)	(137)
Net loss attributable to common stockholders	$(9,618)	$(11,393)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$528	$499
Research and development	1,842	2,043
Sales and marketing	1,322	1,344
General and administrative	1,743	1,993
Total	$5,435	$5,879

	Three Months Ended March 31,
	2026	2025
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%
Cost of revenue	26	26
Gross profit	74	74
Operating expenses:
Research and development	35	39
Sales and marketing	38	40
General and administrative	25	30
Total operating expenses	98	108
Loss from operations	(24)	(34)
Interest and other income, net	1	4
Loss from operations before income taxes	(23)	(31)
Income tax provision	*	*
Net loss attributable to common stockholders	(23)%	(31)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$41,882	$36,653	$5,229	14%
Total revenue increased by $5.2 million, or 14%, for the three months ended March 31, 2026 compared to the same period in 2025. Revenue related to new customers added since March 31, 2025 contributed $6.8 million, which was offset by a $1.6 million decrease in revenue from customers that existed as of March 31, 2025. The change in revenue from existing customers was driven by decreases in usage of our service offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $3.8 million, or 12%, for the three months ended March 31, 2026 compared to the same period in 2025 due to increases in usage of our software product offerings. Revenue generated from our services product offerings increased by $1.5 million, or 25%, for the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in usage of our services product offerings.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$10,799	$9,503	$1,296	14%
Percentage of revenue	26%	26%
Total cost of revenue increased by $1.3 million, or 14%, for the three months ended March 31, 2026 compared to the same period in 2025. This change was primarily driven by a $0.7 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.5 million increase in salary and benefits costs as a result of increased headcount.
Research and Development

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$14,700	$14,257	$443	3%
Percentage of revenue	35%	39%
Research and development expenses increased by $0.4 million, or 3%, for the three months ended March 31, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $0.5 million in personnel costs due to increased headcount, partially offset by a $0.2 million increase in capitalized software development.

Sales and Marketing

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$16,085	$14,527	$1,558	11%
Percentage of revenue	38%	40%
Sales and marketing expenses increased by $1.6 million, or 11%, for the three months ended March 31, 2026 compared to the same period in 2025. The change was driven by an increase of $1.1 million in personnel costs and an increase of $0.2 million in marketing expense.
General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$10,391	$10,976	$(585)	(5)%
Percentage of revenue	25%	30%
General and administrative expenses decreased by $0.6 million, or 5%, for the three months ended March 31, 2026 compared to the same period in 2025. This change was primarily attributable to a decrease of $0.4 million in costs associated with company meetings and events.
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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(9,618)	$(11,393)
Depreciation and amortization expense	977	927
Income tax provision	141	137
Interest and other, net	(616)	(1,354)
Stock-based compensation expense	5,435	5,879
Payroll tax expense on employee stock transactions	203	150
Expenses associated with stockholder litigation	—	565
Adjusted EBITDA	$(3,478)	$(5,089)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $17.6 million and $85.4 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the three months ended March 31, 2026 from the material cash requirements disclosed in our most recent Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic and industry conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the recent U.S. government shutdown, the executive orders issued by President Trump, and the effects of global events, such as the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2026. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(11,684)	$(10,498)	$(1,186)	11%
Cash provided by (used in) investing activities	9,591	(7,656)	17,247	(225)
Cash provided by (used in) financing activities	85	(84)	169	(201)
Net decrease in cash and cash equivalents	$(2,008)	$(18,238)	$16,230	(89)%
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
Net cash used in operating activities for the three months ended March 31, 2026 was $11.7 million, an increase of $1.2 million from net cash used in operating activities of $10.5 million for the three months ended March 31, 2025. The change in cash flow used in operations was primarily due to working capital charges, primarily related to accounts receivable due to timing of collection from our customers.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 was $9.6 million, an increase of $17.2 million from net cash used in investing activities of $7.7 million for the three months ended March 31, 2025. The change in cash provided by (used in) investing activities was primarily related to an increase of $5.9 million in maturities of short-term investments and a decrease of $11.6 million in purchases of short-term investments during the three months ended March 31, 2026.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million, an increase of $0.2 million from net cash used in financing activities of $0.1 million for the three months ended March 31, 2025. This change was primarily related to the final cash payment in 2025 for the acquisition of Congruity legal workflow products.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risk Factors Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties upon whom we rely) actual or perceived failure to comply with privacy, data protection and information security laws, regulations and other non-regulatory obligations related to data privacy and security could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customer sales, or otherwise harm our business.
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
Risks Related to Information Technology and Cybersecurity
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties upon whom we rely) actual or perceived failure to comply with privacy, data protection and information security laws, regulations and other non-regulatory obligations related to data privacy and security could lead to regulatory investigations or actions, litigation (including class claims), fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customer sales, or otherwise harm our business.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection and information security and impose strict requirements for processing personal information, including the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s version of the GDPR, or UK GDPR.
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR and UK GDPR, permit data protection authorities to impose large penalties for violations of the regulation, including potential fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR and UK GDPR also provide individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU and UK GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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
In the ordinary course of business, we and the third parties with whom we work process potentially highly sensitive and confidential electronic documentation, including for use by our law firm and non-law firm customers in various legal matters, including litigation and governmental investigations and, as a result, we and the third parties with whom we work face a variety of evolving threats. Due to the nature of our services, and the legal and regulatory context in which our services are utilized by customers, our ability to protect the confidentiality, availability and integrity of our customers’ information is critical to our ability to attract and retain customers, generate revenue and the overall success of our business, and our failure or perceived failure to maintain adequate protections could materially affect our business.
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, infrastructure failures, operational errors resulting in breaches of service level agreements, and attacks or vulnerabilities enhanced or enabled by artificial intelligence. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, accidentally providing a customer with access to or copies of another customer’s confidential information, or unauthorized and exfiltration of customer data generally. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and other devices outside our premises or network, including while working at home, while in transit and in public locations.
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
Notifications and follow-up actions related to a security incident could impact our reputation, result in a loss of customers and prospects, and cause us to incur significant costs, including legal expenses and remediation costs. We may have contractual and legal obligations under applicable data privacy and security laws to notify relevant stakeholders of security breaches, or we may voluntarily choose to notify relevant stakeholders including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences including negative publicity, which may cause our customers or prospective customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
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
We have incorporated artificial intelligence, or AI, including generative artificial intelligence features into our product and services as well as our internal operations. The incorporation of AI technologies has the potential to result in adverse effects to our financial condition, results or reputation. The use of AI technologies and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. AI features may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development and maintenance of the technology used, and our customers’ reluctance or failure to adopt or implement our new products and features as intended.
Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third-party AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal information and makes inferences using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. AI also presents novel cybersecurity challenges, as it may enhance or enable cyberattacks and/or vulnerabilities that are more sophisticated, harder to detect, or capable of proliferating more rapidly.
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

The development and use of AI technologies presents various privacy and security risks that may impact our business. AI technologies are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny. For example, the autonomous nature of agentic AI may present challenges in aligning with current AI governance, including testing protocols, and increase risk that agents may learn to circumvent guardrails. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
We train our customers in the proper use of and the variety of benefits that can be derived from our product offerings to maximize their potential. Our failure to train customers on how to efficiently and effectively deploy and use our product offerings, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.
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
Our continued growth depends in part on the ability of our existing and potential customers to continue to adopt and utilize our cloud-based platform. We outsource substantially all of the infrastructure relating to our cloud-based platform to third-party hosting services. In particular, Amazon Web Services, or AWS, provides the cloud computing infrastructure that we use to host our platform and many of the internal tools we use to operate our business. Customers of our cloud-based platform expect to be able to access our product offerings at any time, without interruption or degradation of performance. Our cloud-based platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any disruption as a result of cyber-attacks or similar issues, or any limitation on the capacity of our third-party hosting services, could impede our ability to onboard new customers and maintain or expand the usage of our existing customers or otherwise adversely affect our business, which could adversely affect our financial condition and results of operations. Due to the fact that we rely on third-party providers of cloud-based infrastructure to host our cloud-based platform, it may become increasingly difficult to maintain and improve their performance, especially during peak usage times and as our cloud capabilities become more complex and our user traffic increases, because we do not control the infrastructure supporting these services. In addition, any incident affecting our third-

party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based platform. If our cloud-based platform is unavailable or if our users are unable to access our cloud-based platform within a reasonable amount of time or at all, we may experience a loss of customers, lost or delayed market acceptance of our product offerings, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
We have invested in building a strong corporate culture and believe it can be one of our most important and sustainable sources of competitive advantage. We will continue to take action to strengthen our corporate culture and make all employees feel that we maintain a positive and constructive work environment. Any failure to improve and preserve our culture could negatively affect our ability to retain and recruit personnel and retain and win new customers, both of which are critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and our resources become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture. If we fail to continue building and sustain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three months ended March 31, 2026, the percentage of revenue generated from customers outside the United States was 11% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
Our results of operations may vary based on the impact of changes in the global economy on us, our industry or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from a global or domestic recession or the fear thereof, fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere, could cause a decrease in business investments, including spending on information technology, which would harm our business. This risk is presently heightened by the uncertain economic impact of fluctuations in inflation and interest rates, the imposition of tariffs in the United States and retaliatory tariffs abroad and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East and the related political and economic response. To the extent that our product offerings are perceived by customers and potential customers as too costly, or difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, corporate entities may elect to reduce legal spending, both internally and through outside counsel, or be less willing to try alternatives to the traditional legal function. Also, our competitors, many of which are larger and have greater financial resources than we do, may respond to market conditions by lowering prices and attempting to lure away our customers. The increased pace of consolidation in certain industries, in part due to opportunistic acquisitions in a depressed valuation environment, may also result in reduced overall spending on information technology and legal services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
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
As of March 31, 2026, we had 15 granted U.S. patents and 20 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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

If we are unable to improve our internal systems, processes and controls, we may not be able to successfully manage the growth of our business, which could harm our business, financial condition and results of operations.
We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or provisions that are individually negotiated by our sales force as the number of transactions continues to grow. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to offer our product offerings to our customers in a timely manner, causing us to lose customers, limit us to smaller deployments of our product offerings or increase our technical support costs. Such impairments or other limitations could harm our business, financial condition and results of operations.
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
Based on the number of shares outstanding as of March 31, 2026, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 8.2 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of March 31, 2026. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of March 31, 2026, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
None.
(b) Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1+	Employment Agreement by and between the Registrant and Eric Friedrichsen, as amended.	10-K	001-40624	10.6	February 25, 2026
10.2+	Amended and Restated Employment Agreement by and between the Registrant and Melanie Antoon, as amended.	10-K	001-40624	10.10	February 25, 2026
10.3+	Employment Agreement by and between the Registrant and Richard Crum, as amended.	10-K	001-40624	10.11	February 25, 2026
10.4+	Employment Agreement by and between the Registrant and Susan Garcia, as amended.	10-K	001-40624	10.12	February 25, 2026
10.5+	Employment Agreement by and between the Registrant and Karen Herckis, as amended.	10-K	001-40624	10.13	February 25, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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

CS DISCO, INC.

May 6, 2026	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 6, 2026	By:	/s/ Aaron Barfoot
	Name:	Aaron Barfoot
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)