Form 10-Q
period 2026-06-30
CS Disco, Inc.
filed 2026-08-05
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 64,919,765 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,887	$19,655
Short-term investments	90,507	94,942
Accounts receivable, net	27,953	25,622
Insurance recovery receivable related to legal loss (Note 8)	8,131	8,039
Prepaid expenses and other current assets	4,099	4,736
Total current assets	141,577	152,994
Property and equipment, net	7,706	7,583
Operating lease right-of-use assets	4,940	6,121
Other intangible assets, net	116	206
Goodwill	5,898	5,898
Other assets	1,151	837
Total assets	$161,388	$173,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,235	$3,888
Accrued expenses	6,243	6,533
Accrued legal loss (Note 8)	11,500	11,500
Accrued salary and benefits	8,564	10,457
Deferred revenue	4,189	5,382
Operating leases	2,738	2,624
Finance leases	44	44
Total current liabilities	37,513	40,428
Operating leases, non-current	2,828	4,231
Finance leases, non-current	50	72
Other liabilities	838	801
Total liabilities	41,229	45,532
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 64,857 and 63,264 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	325	317
Additional paid-in capital	479,953	469,560
Accumulated other comprehensive (loss) income	(41)	32
Accumulated deficit	(360,078)	(341,802)
Total stockholders’ equity	120,159	128,107
Total liabilities and stockholders’ equity	$161,388	$173,639

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$43,146	$38,106	$85,028	$74,759
Cost of revenue	11,032	9,683	21,831	19,186
Gross profit	32,114	28,423	63,197	55,573
Operating expenses:
Research and development	14,932	13,968	29,632	28,225
Sales and marketing	16,875	15,241	32,960	29,768
General and administrative	9,523	11,024	19,914	22,000
Total operating expenses	41,330	40,233	82,506	79,993
Loss from operations	(9,216)	(11,810)	(19,309)	(24,420)
Interest and other income, net	693	1,208	1,309	2,562
Loss from operations before income taxes	(8,523)	(10,602)	(18,000)	(21,858)
Income tax provision	(135)	(210)	(276)	(347)
Net loss attributable to common stockholders	$(8,658)	$(10,812)	$(18,276)	$(22,205)
Unrealized loss on investments	(20)	(9)	(73)	(49)
Comprehensive loss	$(8,678)	$(10,821)	$(18,349)	$(22,254)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,489	61,245	64,084	60,913

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2025	63,264	$317	$469,560	$32	$(341,802)	$128,107
Exercise of stock options	10	—	8	—	—	8
Vesting of restricted stock units	831	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(36)	—	(132)	—	—	(132)
Issuance of common stock under Employee Stock Purchase Plan	65	—	219	—	—	219
Stock compensation expense	—	—	5,416	—	—	5,416
Unrealized loss on investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(9,618)	(9,618)
Balance at March 31, 2026	64,134	$321	$475,067	$(21)	$(351,420)	$123,947
Vesting of restricted stock units	767	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(44)	—	(170)	—	—	(170)
Stock compensation expense	—	—	5,060	—	—	5,060
Unrealized loss on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(8,658)	(8,658)
Balance at June 30, 2026	64,857	$325	$479,953	$(41)	$(360,078)	$120,159

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

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(18,276)	$(22,205)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	1,573	1,829
Stock-based compensation	10,498	12,357
Charge to allowance for credit losses	555	1,097
Non-cash operating lease costs	1,181	1,118
Amortization of premium on short-term investments	(1,566)	(1,707)
Other	336	(103)
Changes in operating assets and liabilities:
Accounts receivable	(2,887)	(1,840)
Insurance recovery receivable related to legal loss	(92)	—
Prepaid expenses and other current assets	636	125
Other long-term assets	(95)	—
Accounts payable	8	(749)
Accrued expenses and other	(2,183)	(2,716)
Deferred revenue	(1,193)	(803)
Operating lease liabilities	(1,289)	(1,062)
Other liabilities	37	(60)
Net cash used in operating activities	(12,757)	(14,719)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(1,852)	(1,490)
Purchases of short-term investments	(77,208)	(91,940)
Maturities of short-term investments	83,135	77,138
Proceeds from disposal of equipment	11	4
Net cash provided by (used in) investing activities	4,086	(16,288)
Cash flow from financing activities:
Proceeds from exercise of stock options	8	29
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	220	240
Repurchase of common stock related to net share settlement	(303)	(44)
Cash paid for acquisitions	—	(296)
Principal payments on finance lease obligations	(22)	(21)
Net cash used in financing activities	(97)	(92)
Net decrease in cash and cash equivalents:	(8,768)	(31,099)
Cash and cash equivalents at beginning of period	19,655	52,771
Cash and cash equivalents at end of period	$10,887	$21,672

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure:
Cash paid for taxes	$503	$931
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$—	$42

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
The Company will cease to qualify as an emerging growth company as of December 31, 2026. At such time, the Company will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above.

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

Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026.

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

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the unaudited condensed consolidated statements of operations and comprehensive loss. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. There were no impairments of short-term investments for each of the three and six months ended June 30, 2026 and 2025.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $0.9 million and $1.9 million for expected losses for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.3 million have been written off and charged against the allowance for the three and six months ended June 30, 2026, respectively. Recoveries made by the Company were $0.8 million and $1.3 million for the three and six months ended June 30, 2026, respectively. The allowance for credit losses related to accounts receivable was $1.0 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively. Unbilled receivables were $2.7 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively, and were included within accounts receivable on the unaudited condensed consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the six months ended June 30, 2026 or the year ended December 31, 2025.

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
Capitalized costs are included in property and equipment, net on the unaudited condensed consolidated balance sheets. These costs are amortized over the estimated useful life of the software, generally four years, on a straight-line basis. Management evaluates the useful life of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The amortization of costs related to the development of product offerings is included in cost of revenue on the unaudited condensed consolidated statement of operations and comprehensive loss.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during each of the three and six months ended June 30, 2026 and 2025.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.2 million and $2.2 million for the three and six months ended June 30, 2026, respectively. Advertising expenses were $1.1 million and $1.9 million for the three and six months ended June 30, 2025, respectively. These costs are included in sales and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
Sales Taxes
The Company recognizes sales and other taxes collected from customers and subsequently remits the taxes to government authorities. The Company relieves the sales tax payable balances from the unaudited condensed consolidated balance sheets as the taxes are remitted to the appropriate tax authority.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2026 and December 31, 2025.
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
For each of the three and six months ended June 30, 2026, usage-based revenue represented 92% of total revenue, and subscription revenue fees represented 8% of total revenue. In the three and six months ended June 30, 2025, usage-based revenue represented 90% and 89% of total revenue, respectively, and subscription revenue fees represented 10% and 11% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $5.4 million and $4.3 million of deferred revenue as of December 31, 2025 and 2024, the Company recognized $4.3 million and $3.0 million as revenue during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company recorded $4.2 million and $5.4 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, the Company expects to recognize approximately $24.4 million of revenue from RPO. The Company expects to recognize revenue of approximately $14.5 million as of June 30, 2026 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are recognized as an asset if the expected benefit is determined to be longer than one year. These assets are amortized over the expected period of benefit. As of June 30, 2026 and December 31, 2025, there were no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Software	$36,842	$32,744	$71,496	$63,631
Services	6,304	5,362	13,532	11,128
Total revenue	$43,146	$38,106	$85,028	$74,759
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$38,164	$35,104	$75,439	$69,082
All other countries	4,982	3,002	9,589	5,677
Total revenue	$43,146	$38,106	$85,028	$74,759
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

Significant expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$43,146	$38,106	$85,028	$74,759
Cost of Revenue(1)	11,032	9,683	21,831	19,186
Gross Profit	32,114	28,423	63,197	55,573
Significant operating expenses:
Personnel costs	29,435	28,576	58,413	56,905
Professional services	3,044	3,590	6,154	6,563
Rent and facilities	1,109	1,106	2,308	2,298
Software expense	4,060	3,246	7,600	6,483
Advertising expense	1,185	1,120	2,201	1,920
Other segment items(2)	2,497	2,595	5,830	5,824
Loss from operations	(9,216)	(11,810)	(19,309)	(24,420)
Interest and other income, net	693	1,208	1,309	2,562
Income tax provision	(135)	(210)	(276)	(347)
Net loss attributable to common stockholders	$(8,658)	$(10,812)	$(18,276)	$(22,205)
______
(1)Includes depreciation and amortization expense of $0.6 million and $1.3 million for the three and six months ended June 30, 2026 respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.
(2)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization that was nominal and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	June 30, 2026
	Amortized cost	Unrealized loss	Total fair value
Short-term investments:
U.S. government securities	$90,548	$(41)	$90,507

	December 31, 2025
	Amortized cost		Unrealized gain	Total fair value
Short-term investments:		$—
U.S. government securities	$94,910		$32	$94,942
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. U.S. government securities have a weighted-average maturity of 0.25 years and 0.27 years as of June 30, 2026 and December 31, 2025, respectively.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment	$7,239	$6,992
Capitalized software development	16,633	14,933
Leasehold improvements	1,137	1,137
Furniture	1,219	1,219
Total property and equipment	26,228	24,281
Less: accumulated depreciation and amortization	(18,522)	(16,698)
Property and equipment, net	$7,706	$7,583
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
Depreciation and amortization expense relating to the Company’s property and equipment was $0.8 million for each of the three months ended June 30, 2026 and 2025, and $1.7 million for each of the six months ended June 30, 2026 and 2025.
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of June 30, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$1,465	$24
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$5,868	$99
As of June 30, 2026, the remaining weighted average term was 1.98 years and 2.09 years for the operating leases and finance lease, respectively. As of June 30, 2026, the Company had no additional operating or finance leases with future commencement dates.
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
On December 19, 2025, without admitting liability in connection with the matter described above, the Company agreed to a settlement amount of $11.5 million, subject to court approval, recorded as an accrued legal loss and a corresponding insurance recovery asset of $8.0 million on the consolidated balance sheet as of December 31, 2025, and $8.1 million on the unaudited condensed consolidated balance sheet as of June 30, 2026. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, accrued amounts to resolve, and communications with the insurers.
On July 1, 2026, the plaintiff filed a motion for preliminary approval of the settlement, which included the parties’ joint stipulation of settlement. The settlement remains subject to preliminary and final approval by the Court.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both June 30, 2026 and December 31, 2025. No impairment of goodwill was identified during each of the six months ended June 30, 2026 and 2025.
Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(784)	$116	5 years

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(694)	$206	5 years
Other intangible asset amortization expense was nominal and $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively. Amortization expense related to developed technology is included in cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$90
2027	26
Thereafter	—
Total	$116

10. Stockholders’ Equity
Equity Incentive Plans
In July 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2026, 6.3 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $10.5 million and $12.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following table summarizes the stock option activity (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2025	176	$9.04	3.67	$149
Granted	—	—
Exercised	(10)	0.79
Forfeited and cancelled	(2)	8.75
Options outstanding as of June 30, 2026	164	$9.55	3.41	$30
Options vested and exercisable as of June 30, 2026	164	$9.55	3.41	$30
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was nominal during the six months ended June 30, 2026 and $0.2 million during the six months ended June 30, 2025.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three years or four years, subject to the continuous service of the individual.
In February 2026 and 2025, the Company granted PSUs for 0.7 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. In February 2026, it was determined that the Company substantially met the performance goals for the PSUs granted in 2025, and accordingly, these PSUs will vest at approximately 99% attainment. As of June 30, 2026, none of the PSUs granted in 2026 had vested, settled, or cancelled. As of June 30, 2026, 0.1 million of the PSUs granted in 2025 had vested or settled and 0.5 million of the PSUs granted in 2025 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2025	6,689	$6.25	$51,905
Granted	3,634	3.54
Vested	(1,598)	6.86
Forfeited and cancelled	(1,020)	5.58
Unvested and outstanding as of June 30, 2026	7,705	$4.93	$29,124
As of June 30, 2026, there was an estimated $33.0 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 2.14 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million of stock-based compensation expense for the ESPP during each of the six months ended June 30, 2026 and 2025. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the six months ended June 30, 2026 and 2025.
11. Income Taxes
The Company’s income tax expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively. The Company’s income tax expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (1.58)% and (1.53)% of the loss before income taxes for the three and six months ended June 30, 2026, respectively. The Company’s effective tax rate was (1.98)% and (1.59)% of the loss before income taxes for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made employer contributions to the plan of $0.6 million and $1.2 million during the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2025, respectively.

The Company also engages in a required pension plan in the United Kingdom. As of June 30, 2026 and December 31, 2025, the liability under this plan was immaterial.

13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss applicable to common stockholders basic and diluted	$(8,658)	$(10,812)	$(18,276)	$(22,205)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	64,489	61,245	64,084	60,913
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.18)	$(0.29)	$(0.36)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of June 30,
	2026	2025
Stock options	164	194
Unvested restricted stock awards	—	25
Unvested restricted stock units, including performance-based restricted stock units	7,705	8,199
Total	7,869	8,418

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 8% of our revenue for each of the three and six months ended June 30, 2026, and 10% and 11% for the three and six months ended June 30, 2025, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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

As of June 30, 2026, we had $10.9 million of cash and cash equivalents and $90.5 million of short-term investments. We generated revenue of $43.1 million and $38.1 million in the three months ended June 30, 2026 and 2025, respectively, representing period-over-period growth of 13%. We generated revenue of $85.0 million and $74.8 million in the six months ended June 30, 2026 and 2025, respectively, representing period-over-period growth of 14%. Our net loss was $8.7 million and $10.8 million for the three months ended June 30, 2026 and 2025, respectively, and $18.3 million and $22.2 million for the six months ended June 30, 2026 and 2025, respectively.
We generated Adjusted EBITDA of $(3.4) million and $(2.7) million in the three months ended June 30, 2026 and 2025, respectively, and $(6.9) million and $(7.8) million in the six months ended June 30, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In the three and six months ended June 30, 2026, 12% and 11% of our revenue was generated by customers outside of the United States, respectively. Operationally, we expect to continue to expand our global employee headcount in India.
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
For each of the three and six months ended June 30, 2026, usage-based revenue represented 92% of total revenue and subscription revenue fees represented 8% of total revenue. In the three and six months ended June 30, 2025, usage-based revenue represented 90% and 89% of total revenue, respectively, and subscription revenue fees represented 10% and 11% of total revenue, respectively.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs for our development team, including salaries, benefits, bonuses, stock-based compensation expenses and allocated overhead costs. Research and development expenses also include contractor or professional services fees and third-party cloud infrastructure expenses incurred in developing our product offerings. We expect that our research and development expenses will increase modestly in absolute dollars but will decline as a percentage of our revenue over time. In addition, research and development expenses that qualify as capitalized software development costs are capitalized, the amount of which may fluctuate significantly from period to period.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation and allocated overhead costs. Sales and marketing expenses also include advertising costs and other expenses associated with our marketing and business development programs. In addition, sales and marketing expenses consist of travel-related expenses, software services dedicated for use by our sales and marketing organizations and outside services contracted for sales and marketing purposes. We expect that our sales and marketing expenses will increase modestly in absolute dollars and will continue to be our largest operating expense for the foreseeable future as we grow our business. Our sales and marketing expenses are expected to decrease as a percentage of our revenue over time.
General and Administrative
General and administrative expenses consist of personnel-related costs associated with our finance, legal, human resources and administrative personnel, including salaries, benefits, bonuses, stock-based compensation and allocated overhead costs. General and administrative expenses also include external legal, accounting and other professional services fees, software services dedicated for use by our general and administrative functions, insurance and other corporate expenses. We expect that our general and administrative expenses will increase modestly in absolute dollars but will decrease as a percentage of total revenue over time.
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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$43,146	$38,106	$85,028	$74,759
Cost of revenue(1)	11,032	9,683	21,831	19,186
Gross profit	32,114	28,423	63,197	55,573
Operating expenses:
Research and development(1)	14,932	13,968	29,632	28,225
Sales and marketing(1)	16,875	15,241	32,960	29,768
General and administrative(1)	9,523	11,024	19,914	22,000
Total operating expenses	41,330	40,233	82,506	79,993
Loss from operations	(9,216)	(11,810)	(19,309)	(24,420)
Interest and other income, net	693	1,208	1,309	2,562
Loss from operations before income taxes	(8,523)	(10,602)	(18,000)	(21,858)
Income tax provision	(135)	(210)	(276)	(347)
Net loss attributable to common stockholders	$(8,658)	$(10,812)	$(18,276)	$(22,205)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$486	$562	$1,014	$1,061
Research and development	1,555	2,244	3,397	4,287
Sales and marketing	1,215	1,478	2,537	2,822
General and administrative	1,807	2,194	3,550	4,187
Total	$5,063	$6,478	$10,498	$12,357

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	26	25	26	26
Gross profit	74	75	74	74
Operating expenses:
Research and development	35	37	35	38
Sales and marketing	39	40	39	40
General and administrative	22	29	23	29
Total operating expenses	96	106	97	107
Loss from operations	(21)	(31)	(23)	(33)
Interest and other income, net	2	3	2	3
Loss from operations before income taxes	(20)	(28)	(21)	(29)
Income tax provision	*	(1)	*	*
Net loss attributable to common stockholders	(20)%	(28)%	(21)%	(30)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$43,146	$38,106	$5,040	13%
Total revenue increased by $5.0 million, or 13%, for the three months ended June 30, 2026 compared to the same period in 2025. Revenue related to new customers added since June 30, 2025 contributed $5.9 million, which was partially offset by a $0.9 million decrease in revenue from customers that existed as of June 30, 2025. The change in revenue from existing customers was driven by decreases in usage of our service offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $4.1 million, or 13%, for the three months ended June 30, 2026 compared to the same period in 2025 due to increases in usage of our software product offerings. Revenue generated from our services product offerings increased by $0.9 million, or 18%, for the three months ended June 30, 2026 compared to the same period in 2025 due to an increase in usage of our services product offerings.
Cost of Revenue

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$11,032	$9,683	$1,349	14%
Percentage of revenue	26%	25%
Total cost of revenue increased by $1.3 million, or 14%, for the three months ended June 30, 2026 compared to the same period in 2025. This change was primarily driven by a $0.7 million increase in costs for cloud hosting as a result of increased usage of our software product offerings, a $0.4 million increase in salary and benefits costs as a result of increased headcount, and an increase of $0.2 million in outsourced staffing vendor fees.
Research and Development

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$14,932	$13,968	$964	7%
Percentage of revenue	35%	37%
Research and development expenses increased by $1.0 million, or 7%, for the three months ended June 30, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $0.7 million in software costs predominantly related to additional AI-powered productivity and development tools as well as a $0.3 million increase in personnel costs.

Sales and Marketing

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$16,875	$15,241	$1,634	11%
Percentage of revenue	39%	40%
Sales and marketing expenses increased by $1.6 million, or 11%, for the three months ended June 30, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $1.4 million in personnel costs, including commissions expense for our sales personnel.
General and Administrative

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$9,523	$11,024	$(1,501)	(14)%
Percentage of revenue	22%	29%
General and administrative expenses decreased by $1.5 million, or 14%, for the three months ended June 30, 2026 compared to the same period in 2025. This change was primarily attributable to a decrease of $1.6 million in legal costs related to the securities litigation and a decrease of $0.4 million in bad debt expense. These changes were partially offset by an increase in professional services costs of $0.8 million.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$85,028	$74,759	$10,269	14%
Total revenue increased by $10.3 million, or 14%, for the six months ended June 30, 2026 compared to the same period in 2025. Revenue related to new customers added since June 30, 2025 contributed $11.7 million, which was partially offset by a $1.4 million decrease in revenue from customers that existed as of June 30, 2025. The change in revenue from existing customers was driven by decreases in usage of our service offerings by several of our existing customers.
Revenue generated from our software product offerings increased by $7.9 million, or 12%, for the six months ended June 30, 2026 compared to the same period in 2025 due to increases in usage of our software product offerings. Revenue generated from our services product offerings increased by $2.4 million, or 22%, for the six months ended June 30, 2026 compared to the same period in 2025 due to an increase in usage of our services product offerings.

Cost of Revenue

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$21,831	$19,186	$2,645	14%
Percentage of revenue	26%	26%
Total cost of revenue increased by $2.6 million, or 14%, for the six months ended June 30, 2026 compared to the same period in 2025. This change was primarily driven by a $1.4 million increase in costs for cloud hosting as a result of increased usage of our software product offerings, a $0.8 million increase in salary and benefits costs as a result of increased headcount, and an increase of $0.2 million in outsourced staffing vendor fees.
Research and Development

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$29,632	$28,225	$1,407	5%
Percentage of revenue	35%	38%
Research and development expenses increased by $1.4 million, or 5%, for the six months ended June 30, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $0.9 million in software costs predominantly related to AI-powered productivity and development tools as well as an increase of $0.8 million in personnel costs. These changes were partially offset by a $0.3 million increase in capitalized software development.
Sales and Marketing

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$32,960	$29,768	$3,192	11%
Percentage of revenue	39%	40%
Sales and marketing expenses increased by $3.2 million, or 11%, for the six months ended June 30, 2026 compared to the same period in 2025. The change was driven by an increase of $2.5 million in personnel costs, including commissions expense for our sales personnel, an increase of $0.3 million in marketing expense, and an increase of $0.2 million in professional services cost.
General and Administrative

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$19,914	$22,000	$(2,086)	(9)%
Percentage of revenue	23%	29%
General and administrative expenses decreased by $2.1 million, or 9%, for the six months ended June 30, 2026 compared to the same period in 2025. This change was primarily attributable to a decrease of $2.1 million in legal costs related to the securities litigation, a decrease of $0.6 million in personnel costs, and a decrease in bad debt expense and insurance costs of

$0.5 million and $0.2 million, respectively. These changes were partially offset by an increase in professional services costs of $1.6 million.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(8,658)	$(10,812)	$(18,276)	$(22,205)
Depreciation and amortization expense	596	902	1,573	1,829
Income tax provision	135	210	276	347
Interest and other, net	(693)	(1,208)	(1,309)	(2,562)
Stock-based compensation expense	5,063	6,478	10,498	12,357
Payroll tax expense on employee stock transactions	151	161	354	311
Expenses associated with stockholder litigation	—	1,581	—	2,146
Adjusted EBITDA	$(3,406)	$(2,688)	$(6,884)	$(7,777)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $10.9 million and $90.5 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the six months ended June 30, 2026 from the material cash requirements disclosed in our most recent Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(12,757)	$(14,719)	$1,962	(13)%
Cash provided by (used in) investing activities	4,086	(16,288)	20,374	(125)
Cash used in financing activities	(97)	(92)	(5)	5
Net decrease in cash and cash equivalents	$(8,768)	$(31,099)	$22,331	(72)%
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
Net cash used in operating activities for the six months ended June 30, 2026 was $12.8 million, a decrease of $2.0 million from net cash used in operating activities of $14.7 million for the six months ended June 30, 2025. The change in cash flow used in operations was primarily due to working capital charges.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 was $4.1 million, an increase of $20.4 million from net cash used in investing activities of $16.3 million for the six months ended June 30, 2025. The change in cash provided by (used in) investing activities was primarily related to maturities and purchases of short-term investments.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $0.1 million, consistent with net cash used in financing activities of $0.1 million for the six months ended June 30, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR and UK GDPR permit data protection authorities to impose large penalties for violations of the regulations, including potential fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR and UK GDPR also provide individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR and UK GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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
If we, or the third parties with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; diversion of management attention; restriction of our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. We could be required to fundamentally change our business activities and practices or modify our product offerings and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches. We cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We make numerous statements online and in our marketing materials describing our use and integration of AI technologies in our products and services. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of AI technologies can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even if due to circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings which could adversely affect our business, reputation, results of operations and financial condition.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters, including as a result of reduced levels of enforcement by certain federal agencies under President Trump, delays in the advancement of ongoing litigation in the federal courts as a result of the recent or future shutdowns of the U.S. government, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. The loss of customers or reductions in their usage of our product offerings may each have a negative impact on our business, results of operations and financial condition. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
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

•the cyclical nature of the ediscovery industry;
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
We seek to grow our partner ecosystem as a way to grow our business. We plan to continue to establish and maintain similar strategic relationships with law firms and other legal services providers. Our relationships with these entities are an important aspect of our business. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish and retain successful strategic partner relationships in the United States and internationally, which requires significant time and resources and involves significant risk. In order to develop and expand our distribution channel, we must develop and improve our processes for partner introduction and training. If we do not succeed in identifying suitable strategic partners or maintain our relationships with such partners, our business, operating results and financial condition may be adversely affected.
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
New technology such as generic large language models, generative AI and general-purpose agents are evolving rapidly and may significantly alter how technology is developed, distributed and consumed. In the future, we may face increased competition from these offerings evolving to address a broad range of business needs. As we attempt to sell our product offerings to new and existing customers, we may need to demonstrate that our product offerings are superior to other available solutions, including existing and any new competitors.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three months ended June 30, 2026, the percentage of revenue generated from customers outside the United States was 12% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and e-discovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
As of June 30, 2026, we had 16 granted U.S. patents and 21 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Based on the number of shares outstanding as of June 30, 2026, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.
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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 7.7 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of June 30, 2026. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.
Further, as of June 30, 2026, holders of a substantial number of shares of our capital stock had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

CS DISCO, INC.

August 5, 2026	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 5, 2026	By:	/s/ Aaron Barfoot
	Name:	Aaron Barfoot
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)