Form 10-Q
period 2026-09-30
CS Disco, Inc.
filed 2026-11-04
CIK 1625641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had 65,688,129 shares of common stock, $0.005 par value per share, outstanding.

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

Part I
Item 1. Financial Statements

CS DISCO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,533	$19,655
Short-term investments	84,248	94,942
Accounts receivable, net	32,429	25,622
Insurance recovery receivable related to legal loss (Note 8)	8,191	8,039
Prepaid expenses and other current assets	5,132	4,736
Total current assets	142,533	152,994
Property and equipment, net	9,415	7,583
Operating lease right-of-use assets	4,337	6,121
Other intangible assets, net	70	206
Goodwill	5,898	5,898
Other assets	1,148	837
Total assets	$163,401	$173,639
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,410	$3,888
Accrued expenses	6,575	6,533
Accrued legal loss (Note 8)	11,500	11,500
Accrued salary and benefits	11,362	10,457
Deferred revenue	4,613	5,382
Operating leases	2,796	2,624
Finance leases	45	44
Total current liabilities	40,301	40,428
Operating leases, non-current	2,112	4,231
Finance leases, non-current	39	72
Other liabilities	987	801
Total liabilities	43,439	45,532
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock $0.005 par value, 100,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock $0.005 par value, 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 65,676 and 63,264 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	329	317
Additional paid-in capital	484,796	469,560
Accumulated other comprehensive (loss) income	(58)	32
Accumulated deficit	(365,105)	(341,802)
Total stockholders’ equity	119,962	128,107
Total liabilities and stockholders’ equity	$163,401	$173,639

CS DISCO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$45,340	$40,919	$130,368	$115,678
Cost of revenue	11,106	10,008	32,937	29,194
Gross profit	34,234	30,911	97,431	86,484
Operating expenses:
Research and development	13,807	13,420	43,439	41,645
Sales and marketing	16,317	15,032	49,277	44,800
General and administrative	9,712	16,921	29,626	38,921
Total operating expenses	39,836	45,373	122,342	125,366
Loss from operations	(5,602)	(14,462)	(24,911)	(38,882)
Interest and other income, net	714	937	2,023	3,499
Loss from operations before income taxes	(4,888)	(13,525)	(22,888)	(35,383)
Income tax provision	(139)	(140)	(415)	(487)
Net loss attributable to common stockholders	$(5,027)	$(13,665)	$(23,303)	$(35,870)
Unrealized gain (loss) on investments	(17)	18	(90)	(31)
Comprehensive loss	$(5,044)	$(13,647)	$(23,393)	$(35,901)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.22)	$(0.36)	$(0.58)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,259	62,094	64,219	61,320

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2025	63,264	$317	$469,560	$32	$(341,802)	$128,107
Exercise of stock options	10	—	8	—	—	8
Vesting of restricted stock units	831	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(36)	—	(132)	—	—	(132)
Issuance of common stock under Employee Stock Purchase Plan	65	—	219	—	—	219
Stock-based compensation expense	—	—	5,416	—	—	5,416
Unrealized gain (loss) on investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(9,618)	(9,618)
Balance at March 31, 2026	64,134	$321	$475,067	$(21)	$(351,420)	$123,947
Vesting of restricted stock units	767	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(44)	—	(170)	—	—	(170)
Stock-based compensation expense	—	—	5,060	—	—	5,060
Unrealized gain (loss) on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(8,658)	(8,658)
Balance at June 30, 2026	64,857	$325	$479,953	$(41)	$(360,078)	$120,159
Exercise of stock options	3	—	3	—	—	3
Vesting of restricted stock units	804	4	(4)	—	—	—
Repurchase of common stock related to net share settlement	(45)	—	(196)	—	—	(196)
Issuance of common stock under Employee Stock Purchase Plan	57	—	188	—	—	188
Stock-based compensation expense	—	—	4,852	—	—	4,852
Unrealized gain (loss) on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(5,027)	(5,027)
Balance at September 30, 2026	65,676	$329	$484,796	$(58)	$(365,105)	$119,962

CS DISCO, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
Balance at December 31, 2024	60,329	$302	$444,601	$41	$(297,430)	$147,514
Exercise of stock options	12	—	6	—	—	6
Repurchase of common stock related to net share settlement	(5)	—	(24)	—	—	(24)
Vesting of restricted stock units	416	2	(2)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	57	1	240	—	—	241
Stock-based compensation expense	—	—	5,868	—	—	5,868
Unrealized gain (loss) on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(11,393)	(11,393)
Balance at March 31, 2025	60,809	$305	$450,689	$1	$(308,823)	$142,172
Exercise of stock options	42	—	22	—	—	22
Repurchase of common stock related to net share settlement	(5)	—	(20)	—	—	(20)
Vesting of restricted stock units	844	4	(4)	—	—	—
Stock-based compensation expense	—	—	6,542	—	—	6,542
Unrealized gain (loss) on investments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(10,812)	(10,812)
Balance at June 30, 2025	61,690	$309	$457,229	$(8)	$(319,635)	$137,895
Exercise of stock options	10	—	8	—	—	8
Repurchase of common stock related to net share settlement	(5)	—	(26)	—	—	(26)
Vesting of restricted stock units	745	4	(4)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	53	—	181	—	—	181
Stock-based compensation expense	—	—	6,219	—	—	6,219
Unrealized gain (loss) on investments	—	—	—	18	—	18
Net loss	—	—	—	—	(13,665)	(13,665)
Balance at September 30, 2025	62,493	$313	$463,607	$10	$(333,300)	$130,630

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net loss	$(23,303)	$(35,870)
Adjustments to reconcile net loss to cash used in operations:
Depreciation and amortization	2,378	2,731
Stock-based compensation	15,236	18,447
Charge to allowance for credit losses	1,165	1,674
Non-cash operating lease costs	1,784	1,688
Amortization of premium on short-term investments	(2,372)	(2,568)
Other	386	93
Changes in operating assets and liabilities:
Accounts receivable	(7,972)	(2,790)
Insurance recovery receivable related to legal loss	(152)	(9,240)
Prepaid expenses and other current assets	(397)	(1,413)
Other long-term assets	(83)	—
Accounts payable	(889)	(633)
Accrued expenses and other	876	(1,488)
Accrued legal loss	—	15,500
Deferred revenue	(769)	(24)
Operating lease liabilities	(1,947)	(1,666)
Other liabilities	258	(139)
Net cash used in operating activities	(15,801)	(15,698)
Cash flow from investing activities:
Purchases of property, equipment and capitalized software development costs	(4,204)	(2,546)
Purchases of short-term investments	(114,359)	(155,427)
Maturities of short-term investments	127,335	149,639
Proceeds from disposal of equipment	20	6
Net cash provided by (used in) investing activities	8,792	(8,328)
Cash flow from financing activities:
Proceeds from exercise of stock options	11	36
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	408	421
Repurchase of common stock related to net share settlement	(499)	(70)
Cash paid for acquisitions	—	(296)
Principal payments on finance lease obligations	(33)	(32)
Net cash (used in) provided by financing activities	(113)	59
Net decrease in cash and cash equivalents:	(7,122)	(23,967)
Cash and cash equivalents at beginning of period	19,655	52,771
Cash and cash equivalents at end of period	$12,533	$28,804

CS DISCO, INC.

Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure:
Cash paid for taxes	$592	$1,057
Non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$14	$72

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

Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements of the Company are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026.

Risks and Uncertainties
Fluctuations in general macroeconomic conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the 2025 U.S. government shutdown, the executive orders issued by President Trump, as well as the effects of global events, such as the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, have not had a material impact on the Company’s operations, but could do so in the future. The Company assessed the impact these events had on its results of operations, including, but not limited to an assessment of its allowance for credit losses, the carrying value of other long-lived assets, including goodwill and intangible assets, and the impact to revenue recognition and cost of revenue. While these events have not had a material adverse impact on the Company’s financial operations to date, the future impacts are largely unknown. The Company will continue to actively monitor the impact that these events have on the results of the Company’s business operations, and may make decisions required by federal, state or local authorities, or that are determined to be in the best interests of the Company’s employees, customers, partners, suppliers and stockholders. As a result, the Company’s estimates and judgments may change materially as new events occur or additional information becomes available to them.

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

Short-Term Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. The short-term investments have been classified as available-for-sale and are carried at the estimated fair value as determined based upon quoted market prices. The Company determines the appropriate classification of its investment securities at the time of purchase. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the unaudited condensed consolidated statements of operations and comprehensive loss. The Company reviews available-for-sale securities for impairments related to credit losses and other factors each quarter. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. There were no impairments of short-term investments for each of the three and nine months ended September 30, 2026 and 2025.

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
Due to the short-term nature of the Company’s receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. The Company has provisioned $1.4 million and $3.3 million for expected losses for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $2.0 million have been written off and charged against the allowance for the three and nine months ended September 30, 2026, respectively. Recoveries made by the Company were $0.8 million and $2.1 million for the three and nine months ended September 30, 2026, respectively. The allowance for credit losses related to accounts receivable was $1.0 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively. Unbilled receivables were $3.2 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively, and were included within accounts receivable on the unaudited condensed consolidated balance sheets.

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
The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period. There were no transfers during the nine months ended September 30, 2026 and the year ended December 31, 2025.

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
Impairment of Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating right-of-use assets and finite lived intangible assets. Long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of an asset or group of assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of assets with the associated assets’ carrying value. If the carrying value of the asset or group of assets exceeds its expected future cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company recorded no impairment charges during each of the three and nine months ended September 30, 2026 and 2025.
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
Revenue Recognition
Refer to Note 3, “Revenue Recognition” for the Company’s Revenue Recognition policy.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $1.2 million and $3.4 million for the three and nine months ended September 30, 2026, respectively. Advertising expenses were $1.1 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. These costs are included in sales and marketing expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
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
The Company recognizes the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained upon examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company includes interest and penalties related to its uncertain tax positions, if any, as part of income tax expense within the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of September 30, 2026 and December 31, 2025.
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
A performance obligation is a promise in a contract to transfer a distinct solution to the customer. The Company identifies performance obligations in its contracts with customers, which primarily include usage-based and subscription contracts. Usage-based contracts include fees based on usage of the Company’s platform or professional services, incurred on a time and materials basis, while subscription contracts represent the purchase of a committed data volume on the Company’s platform over a period of time. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised services to the customer. For contracts that include multiple performance obligations, the transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized over time as performance obligations are satisfied. Variable consideration is evaluated on a contract-by-contract basis, and a constraint is applied using the facts and circumstances of the contract when applicable. On a limited basis, the Company enters into contracts whereby the consideration payable is contingent upon the conclusion of the legal matter. The Company does not recognize the revenue related to these contracts until the legal matter is resolved. Such amounts recognized were immaterial during the three and nine months ended September 30, 2026. During the three months ended September 30, 2025, one of the Company’s customers under such a contingent arrangement experienced a favorable resolution to the legal matter, allowing the Company to recognize $1.3 million in revenue.
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
For each of the three and nine months ended September 30, 2026, usage-based revenue represented 92% of total revenue, and subscription revenue fees represented 8% of total revenue. In the three and nine months ended September 30, 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively.
No significant judgments are required in determining whether services are considered distinct performance obligations and should be accounted for separately versus together, or to determine the stand-alone selling price.
Deferred Revenue
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of performing the associated services. Of the $5.4 million and $4.3 million of deferred revenue as of December 31, 2025 and 2024, the Company recognized $5.0 million and $3.6 million as revenue during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company recorded $4.6 million and $5.4 million of current deferred revenue, respectively. The Company has no non-current deferred revenue as of September 30, 2026 and December 31, 2025.

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
As of September 30, 2026, the Company expects to recognize approximately $28.5 million of revenue from RPO. The Company expects to recognize revenue of approximately $15.7 million as of September 30, 2026 from RPO over the next 12 months, with the remaining balance recognized thereafter.
Incremental Contract Costs
Incremental costs to obtain or fulfill a contract are capitalized if the expected benefit is expected to be longer than one year. These assets are amortized over the expected period of benefit. As of September 30, 2026 and December 31, 2025, there were no material incremental costs to obtain or fulfill a contract, primarily based on the nature and terms of the Company’s contracts.
Revenue by Groups of Similar Offerings and Geographic Area
The following table sets forth revenue by groups of similar offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Software	$38,609	$35,233	$110,105	$98,864
Services	6,731	5,686	20,263	16,814
Total revenue	$45,340	$40,919	$130,368	$115,678
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
The Company determines the location of revenue using the billing address of each customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$39,842	$37,584	$115,281	$106,666
All other countries	5,498	3,335	15,087	9,012
Total revenue	$45,340	$40,919	$130,368	$115,678
4. Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The chief operating decision maker uses consolidated net income (loss) to view operating trends, perform analytical comparisons and benchmark performance between periods to monitor budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating resources to the Company as a whole. Accordingly, the Company has determined that it operates in a single reporting segment. Refer to Note 3, “Revenue Recognition” to these unaudited condensed consolidated financial statements for revenue by geographic area. Further, long-lived assets outside of the United States are not significant.
Significant expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$45,340	$40,919	$130,368	$115,678
Cost of Revenue(1)	11,106	10,008	32,937	29,194
Gross Profit	34,234	30,911	97,431	86,484
Significant operating expenses:
Personnel costs	27,337	28,079	85,749	84,984
Professional services(2)	2,517	9,133	8,671	15,696
Rent and facilities	1,211	1,206	3,518	3,504
Software expense	4,234	3,365	11,834	9,849
Advertising expense	1,198	1,116	3,399	3,035
Other segment items(3)	3,339	2,474	9,171	8,298
Loss from operations	(5,602)	(14,462)	(24,911)	(38,882)
Interest and other income, net	714	937	2,023	3,499
Income tax provision	(139)	(140)	(415)	(487)
Net loss attributable to common stockholders	$(5,027)	$(13,665)	$(23,303)	$(35,870)
______________
(1)Includes depreciation and amortization expense of $0.5 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively.
(2)Includes no expenses related to the stockholder litigation for each of the three and nine months ended September 30, 2026, and $7.0 million and $9.2 million for the three and nine months ended September 30, 2025, respectively.
(3)Other segment items include various non-significant expenses including travel, insurance, and office expenses. Other segment items also include depreciation and amortization expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.
5. Short-Term Investments
The following table represents the Company’s available-for-sale investments by major type (in thousands):

	September 30, 2026
	Amortized cost	Unrealized loss	Total fair value
Short-term investments:
U.S. government securities	$84,305	$(57)	$84,248

	December 31, 2025
	Amortized cost	Unrealized gain	Total fair value
Short-term investments:
U.S. government securities	$94,910	$32	$94,942
The Company’s cash equivalents and short-term investment instruments are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices with reasonable levels of price transparency. U.S. government securities have a weighted-average maturity of 0.23 years and 0.27 years as of September 30, 2026 and December 31, 2025, respectively.

6. Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer equipment	$7,514	$6,992
Capitalized software development	18,851	14,933
Leasehold improvements	1,137	1,137
Furniture	1,219	1,219
Total property and equipment	28,721	24,281
Less: accumulated depreciation and amortization	(19,306)	(16,698)
Property and equipment, net	$9,415	$7,583
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
Depreciation and amortization expense relating to the Company’s property and equipment was $0.7 million and $2.4 million for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense relating to the Company’s property and equipment was $0.8 million and $2.5 million for the three and nine months ended September 30, 2025, respectively.
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
Future minimum payments required under operating and financing leases, by year and in aggregate, that have initial or remaining non-cancellable lease terms in excess of one year, are as follows (in thousands):

	As of September 30, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$738	$12
2027	3,006	47
2028	1,397	28
Thereafter	—	—
Total lease payments	$5,141	$87
As of September 30, 2026, the remaining weighted average term was 1.74 years and 1.84 years for the operating leases and finance lease, respectively. As of September 30, 2026, the Company had no additional operating or finance leases with future commencement dates.
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
On December 19, 2025, without admitting liability in connection with the matter described above, the Company agreed to a settlement amount of $11.5 million, subject to court approval, recorded as an accrued legal loss and a corresponding insurance recovery asset of $8.0 million on the consolidated balance sheet as of December 31, 2025, and $8.2 million on the unaudited condensed consolidated balance sheet as of September 30, 2026. The determination that the recorded insurance recovery receivable is probable of collection is based on the terms of the applicable insurance policies, accrued amounts to resolve, and communications with the insurers.
On July 1, 2026, the plaintiff filed a motion for preliminary approval of the settlement, which included the parties’ joint stipulation of settlement. The settlement remains subject to preliminary and final approval by the Court.
9. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $5.9 million at both September 30, 2026 and December 31, 2025. No impairment of goodwill was identified during each of the nine months ended September 30, 2026 and 2025.

Other Intangible Assets
Other intangible assets, net consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(830)	$70	5 years

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$900	$(694)	$206	5 years
Other intangible asset amortization expense was nominal and $0.1 million for each of the three and nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to developed technology is included in cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2026, future amortization expense by year is expected to be as follows (in thousands):

Amount
Remainder of 2026	$44
2027	26
Thereafter	—
Total	$70

10. Stockholders’ Equity
Equity Incentive Plans
In July 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”), which became effective on July 20, 2021. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), performance-based restricted stock units (“PSUs”), restricted stock units (“RSUs”) and other forms of awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2026, 6.3 million shares remained available for future issuance under the 2021 Plan. The Company recognized total stock-based compensation expense related to equity incentive awards of $15.2 million and $18.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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

The following table summarizes the stock option activity (in thousands, except for per share amounts and years):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2025	176	$9.04	3.67	$149
Granted	—	—
Exercised	(13)	0.81
Forfeited and cancelled	(3)	7.62
Options outstanding as of September 30, 2026	160	$9.74	2.89	$22
Options vested and exercisable as of September 30, 2026	160	$9.74	2.89	$22
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding options. The aggregate intrinsic value of stock options exercised was nominal and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs and PSUs is determined using the closing market price of the Company’s common stock on the date of grant. The RSUs vest over the requisite service period, generally three years or four years, subject to the continuous service of the individual.
In February 2026 and 2025, the Company granted PSUs for 0.7 million shares and 0.9 million shares of common stock, respectively. The PSUs vest on the satisfaction of both service-based and performance-based conditions. The PSUs have a one-year performance period based on revenue and Adjusted EBITDA targets as well as non-quantitative business-related performance criteria that will determine the total vestable shares. After the applicable performance period, one-fourth of the vestable shares will vest upon the Compensation Committee’s certification of the degree of achievement of the applicable goals, and the remaining vestable shares will vest over a three-year service period. In February 2026, it was determined that the Company substantially met the performance goals for the PSUs granted in 2025, and accordingly, these PSUs will vest at approximately 99% attainment. As of September 30, 2026, none of the PSUs granted in 2026 had vested, settled, or cancelled. As of September 30, 2026, 0.2 million of the PSUs granted in 2025 had vested or settled and 0.5 million of the PSUs granted in 2025 were cancelled.
The following table summarizes the RSU and PSU activity under the 2021 Plan (in thousands, except for per share amounts):

	Number of shares	Weighted-average fair value	Aggregate intrinsic value
Unvested and outstanding as of December 31, 2025	6,689	$6.25	$51,905
Granted	3,894	3.57
Vested	(2,402)	6.55
Forfeited and cancelled	(1,229)	5.41
Unvested and outstanding as of September 30, 2026	6,952	$4.79	$28,502
As of September 30, 2026, there was an estimated $28.4 million of total unrecognized stock-based compensation expense related to RSUs and PSUs with a weighted average remaining requisite service period of 1.98 years.

Employee Stock Purchase Plan
In June 2022, the Compensation Committee approved the terms of the Company’s offerings under its 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of the offering, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the closing fair market value per share of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on August 1, 2022 and ended on January 31, 2023 with subsequent six-month offering periods commencing on February 1st and August 1st of each year. The Company recognized $0.1 million of stock-based compensation expense for the ESPP during each of the nine months ended September 30, 2026 and 2025. The Company distributed 0.1 million shares of the Company’s common stock through the ESPP in each of the nine months ended September 30, 2026 and 2025.
11. Income Taxes
The Company’s income tax expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively. The Company’s income tax expense was $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. Income tax expense consists primarily of income taxes in the United Kingdom and India. Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards, deferred expenses, stock compensation and other book versus tax differences, was maintained. The Company’s effective tax rate was (2.84)% and (1.81)% of the loss before income taxes for the three and nine months ended September 30, 2026, respectively. The Company’s effective tax rate was (1.04)% and (1.38)% of the loss before income taxes for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate is mainly affected by tax rates and relative income earned in the United Kingdom and India, state taxes and changes in the valuation allowance.
12. Defined Contribution Plan
The Company sponsors a defined contribution retirement plan qualifying under Section 401(k) of the Code. This plan covers all employees within the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made $0.6 million and $1.8 million in employer contributions to the plan during the three and nine months ended September 30, 2026, respectively. The Company made $0.4 million and $1.5 million in employer contributions to the plan during the three and nine months ended September 30, 2025, respectively.
The Company also engages in a required pension plan in the United Kingdom. As of September 30, 2026 and December 31, 2025, the liability under this plan was immaterial.
13. Net Loss Per Share Attributable to Common Stockholders
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders basic and diluted	$(5,027)	$(13,665)	$(23,303)	$(35,870)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,259	62,094	64,219	61,320
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.22)	$(0.36)	$(0.58)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of September 30,
	2026	2025
Stock options	160	183
Unvested restricted stock awards	—	13
Unvested restricted stock units, including performance-based restricted stock units	6,952	7,460
Total	7,112	7,656

14. Subsequent Events
On October 29, 2026, we committed to a plan to restructure our workforce by 15 employees, representing approximately 3% of the Company’s current global workforce (the “Plan”). The Plan was based on a reorganization intended to reallocate capital toward strategic growth initiatives. We estimate that we will incur charges of approximately $1.4 million to $1.8 million in connection with the Plan, consisting of cash expenditures primarily for employee severance and other termination benefits.

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
We generate substantially all of our revenue from our customers’ actual usage of our product offerings. Customers generally do not commit to purchase a specific amount of usage on our product offerings and their usage can fluctuate based on the number and nature of legal matters they have at any particular time. As a result, our revenue and other financial results can fluctuate from period to period given the inherent unpredictability of the timing, duration and scope of legal casework. We also offer our customers the option to enter into subscriptions based on committed minimum usage on an annual or multi-year basis, which represented 8% of our revenue for each of the three and nine months ended September 30, 2026, and 9% and 10% of our revenue for the three and nine months ended September 30, 2025, respectively. In addition, we generate revenue from a range of professional services aimed at accelerating the time-to-value for our customers.
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

As of September 30, 2026, we had $12.5 million of cash and cash equivalents and $84.2 million of short-term investments. We generated revenue of $45.3 million and $40.9 million in the three months ended September 30, 2026 and 2025, respectively, representing a period-over-period growth of 11%, and $130.4 million and $115.7 million in the nine months ended September 30, 2026 and 2025, respectively, representing a period-over-period growth of 13%. When excluding the $1.3 million impact of the contingent matter from the three months ended September 30, 2025, the period-over-period growth in the three and nine months ended September 30, 2026 was 15%, and 14%, respectively. Our net loss was $5.0 million and $13.7 million for the three months ended September 30, 2026 and 2025, respectively, and $23.3 million and $35.9 million for the nine months ended September 30, 2026 and 2025, respectively.
We generated Adjusted EBITDA of $0.1 million and $(0.3) million in the three months ended September 30, 2026 and 2025, respectively, and $(6.8) million and $(8.1) million in the nine months ended September 30, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP.
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
Expand Internationally
Our market is global and we believe there is a significant opportunity to expand our international customer base, particularly in the United Kingdom, and further expand our operations internationally, particularly in India. In each of the three and nine months ended September 30, 2026, approximately 12% of our revenue was generated by customers outside of the United States. Operationally, we expect to continue to expand our global employee headcount in India.
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
In each of the three and nine months ended September 30, 2026, usage-based revenue represented 92% of total revenue, and subscription revenue fees represented 8% of total revenue. In the three and nine months ended September 30, 2025, usage-based revenue represented 91% and 90% of total revenue, respectively, and subscription revenue fees represented 9% and 10% of total revenue, respectively.

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

Results of Operations
The following tables set forth our results of operations and such data as a percentage of our revenue for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$45,340	$40,919	$130,368	$115,678
Cost of revenue(1)	11,106	10,008	32,937	29,194
Gross profit	34,234	30,911	97,431	86,484
Operating expenses:
Research and development(1)	13,807	13,420	43,439	41,645
Sales and marketing(1)	16,317	15,032	49,277	44,800
General and administrative(1)	9,712	16,921	29,626	38,921
Total operating expenses	39,836	45,373	122,342	125,366
Loss from operations	(5,602)	(14,462)	(24,911)	(38,882)
Interest and other income, net	714	937	2,023	3,499
Loss from operations before income taxes	(4,888)	(13,525)	(22,888)	(35,383)
Income tax provision	(139)	(140)	(415)	(487)
Net loss attributable to common stockholders	$(5,027)	$(13,665)	$(23,303)	$(35,870)
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$466	$561	$1,480	$1,622
Research and development	1,356	1,959	4,753	6,246
Sales and marketing	1,083	1,420	3,620	4,242
General and administrative	1,833	2,150	5,383	6,337
Total	$4,738	$6,090	$15,236	$18,447

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss as a percentage of revenue:**
Revenue	100%	100%	100%	100%
Cost of revenue	24	24	25	25
Gross profit	76	76	75	75
Operating expenses:
Research and development	30	33	33	36
Sales and marketing	36	37	38	39
General and administrative	21	41	23	34
Total operating expenses	88	111	94	108
Loss from operations	(12)	(35)	(19)	(34)
Interest and other income, net	2	2	2	3
Loss from operations before income taxes	(11)	(33)	(18)	(31)
Income tax provision	*	*	*	*
Net loss attributable to common stockholders	(11)%	(33)%	(18)%	(31)%
______________
*    Less than 0.5% of revenue.
**    Columns may not add up to 100% due to rounding.

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$45,340	$40,919	$4,421	11%
Total revenue increased by $4.4 million, or 11%, for the three months ended September 30, 2026 compared to the same period in 2025. When excluding the $1.3 million impact of the contingent matter from the three months ended September 30, 2025, total revenue increased by $5.8 million, or 15%. Revenue related to new customers added since September 30, 2025 contributed $7.1 million, which was partially offset by a $2.7 million decrease in revenue from customers that existed as of September 30, 2025. The change in revenue from existing customers was driven by a $1.4 million decrease in usage of our product offerings and contingent revenue recognized of $1.3 million in the three months ended September 30, 2025.
Revenue generated from our software product offerings increased by $3.4 million, or 10%, for the three months ended September 30, 2026 compared to the same period in 2025. When excluding the $1.2 million impact of the contingent matter from the three months ended September 30, 2025, software revenue increased by $4.6 million, or 13%. This change is attributable to increased usage of our software product offerings. Revenue generated from our services product offerings increased by $1.0 million, or 18%, for the three months ended September 30, 2026 compared to the same period in 2025 due to increases in usage of our services product offerings.

Cost of Revenue

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$11,106	$10,008	$1,098	11%
Percentage of revenue	24%	24%
Total cost of revenue increased by $1.1 million, or 11%, for the three months ended September 30, 2026 compared to the same period in 2025. This change was primarily driven by a $0.6 million increase in costs for cloud hosting as a result of increased usage of our software product offerings and a $0.4 million increase in salary and benefits costs as a result of increased headcount.
Research and Development

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$13,807	$13,420	$387	3%
Percentage of revenue	30%	33%
Research and development expenses increased by $0.4 million, or 3%, for the three months ended September 30, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $0.6 million in software costs predominantly related to additional AI-powered productivity and development tools as well as a $0.3 million increase in personnel costs and a $0.2 million increase in professional services. These changes were partially offset by a $0.7 million increase in capitalized development.

Sales and Marketing

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$16,317	$15,032	$1,285	9%
Percentage of revenue	36%	37%
Sales and marketing expenses increased by $1.3 million, or 9%, for the three months ended September 30, 2026 compared to the same period in 2025. The change was primarily driven by a $1.0 million increase in personnel costs, including commissions expense for our sales personnel.
General and Administrative

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$9,712	$16,921	$(7,209)	(43)%
Percentage of revenue	21%	41%
General and administrative expenses decreased by $7.2 million, or 43%, for the three months ended September 30, 2026 compared to the same period in 2025. This change was primarily driven by a $7.0 million decrease in legal expenses associated with stockholder litigation.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Revenue	$130,368	$115,678	$14,690	13%
Total revenue increased by $14.7 million, or 13%, for the nine months ended September 30, 2026 compared to the same period in 2025. When excluding the $1.3 million impact of the contingent matter from the nine months ended September 30, 2025, total revenue increased by $16.0 million, or 14%. Revenue related to new customers added since September 30, 2025 contributed $16.6 million, which was partially offset by a $1.9 million decrease in revenue from customers that existed as of September 30, 2025. The change in revenue from existing customers was driven by a $0.6 million decrease in usage of our services product offerings and contingent revenue recognized of $1.3 million in the nine months ended September 30, 2025.
Revenue generated from our software product offerings increased by $11.2 million, or 11%, for the nine months ended September 30, 2026 compared to the same period in 2025. When excluding the $1.2 million impact of the contingent matter from the nine months ended September 30, 2025, software revenue increased by $12.4 million, or 13%. This change is attributable to increased usage of our software product offerings. Revenue generated from our services product offerings increased by $3.4 million, or 21%, for the nine months ended September 30, 2026 compared to the same period in 2025 due to increases in usage of our services product offerings.

Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cost of revenue	$32,937	$29,194	$3,743	13%
Percentage of revenue	25%	25%
Total cost of revenue increased by $3.7 million, or 13%, for the nine months ended September 30, 2026 compared to the same period in 2025. This change was primarily driven by a $2.0 million increase in costs for cloud hosting as a result of increased usage of our software product offerings, a $1.2 million increase in salary and benefits costs as a result of increased headcount, and an increase of $0.2 million in outsourced staffing vendor fees.
Research and Development

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Research and development	$43,439	$41,645	$1,794	4%
Percentage of revenue	33%	36%
Research and development expenses increased by $1.8 million, or 4%, for the nine months ended September 30, 2026 compared to the same period in 2025. The change was primarily driven by an increase of $1.5 million in software costs predominantly related to AI-powered productivity and development tools as well as an increase of $1.1 million in personnel costs as a result of increased headcount. These changes were partially offset by a $1.0 million increase in capitalized software development.
Sales and Marketing

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Sales and marketing	$49,277	$44,800	$4,477	10%
Percentage of revenue	38%	39%
Sales and marketing expenses increased by $4.5 million, or 10%, for the nine months ended September 30, 2026 compared to the same period in 2025. The change was driven by an increase of $3.4 million in personnel costs, including commissions expense for our sales personnel, an increase of $0.4 million in marketing expense, and an increase of $0.3 million in professional services cost.
General and Administrative

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
General and administrative	$29,626	$38,921	$(9,295)	(24)%
Percentage of revenue	23%	34%
General and administrative expenses decreased by $9.3 million, or 24%, for the nine months ended September 30, 2026 compared to the same period in 2025. This change was primarily attributable to a decrease of $9.2 million in legal costs related to the stockholder litigation, a decrease of $0.7 million in personnel costs, and a decrease in bad debt expense and insurance costs of $0.5 million and $0.3 million, respectively. These changes were partially offset by an increase in professional services costs of $1.5 million and an increase of software costs of $0.4 million.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,027)	$(13,665)	$(23,303)	$(35,870)
Depreciation and amortization expense	805	902	2,378	2,731
Income tax provision	139	140	415	487
Interest and other, net	(714)	(937)	(2,023)	(3,499)
Stock-based compensation expense	4,738	6,090	15,236	18,447
Payroll tax expense on employee stock transactions	138	150	492	461
Expenses associated with stockholder litigation	—	7,023	—	9,169
Adjusted EBITDA	$79	$(297)	$(6,805)	$(8,074)
Liquidity and Capital Resources
We have financed operations primarily through customer payments and net proceeds from sales of equity securities, including our IPO in July 2021. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents and short-term investments, totaling $12.5 million and $84.2 million, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Short-term investments consist of highly-rated U.S. Treasury securities and corporate debt securities with maturities of more than three months but less than one year at the date of purchase. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund anticipated cash requirements for the next 12 months. We believe we will meet our longer-term expected future cash requirements primarily from a combination of cash flow from operating activities and available cash and cash equivalents and short-term investments. We may also engage in equity or debt financings to secure additional funds.
Our principal cash requirements consist of obligations under our operating leases and purchase commitments to our cloud hosting providers and other vendors. There were no changes in our material cash requirements during the nine months ended September 30, 2026 from the material cash requirements disclosed in our most recent Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our revenue growth rate, usage of our product offerings, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, and the continuing market acceptance of our product offerings. Although fluctuations in general macroeconomic and industry conditions, including conditions resulting from fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the 2025 U.S. government shutdown, the executive orders issued by President Trump, and the effects of global events, such as the Russia-Ukraine war, the war in Iran and the broader conflict and escalating tensions in the Middle East, have not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments throughout 2026. We have considered the impacts of these factors on our liquidity and capital resources to date, and we do not currently expect them to impact our ability to meet future liquidity needs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(dollars in thousands)
Cash used in operating activities	$(15,801)	$(15,698)	$(103)	1%
Cash provided by (used in) investing activities	8,792	(8,328)	17,120	(206)
Cash provided by (used in) financing activities	(113)	59	(172)	(292)
Net decrease in cash and cash equivalents	$(7,122)	$(23,967)	$16,845	(70)%
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
Net cash used in operating activities for the nine months ended September 30, 2026 was $15.8 million, consistent with net cash used in operating activities of $15.7 million for the nine months ended September 30, 2025. The change in cash flow used in operations was primarily due to a decrease in net loss offset by working capital changes, primarily related to accounts receivable due to timing of collection from our customers, accrued legal loss, and the insurance recoverable receivable related to the accrued legal loss.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 was $8.8 million, an increase of $17.1 million from net cash used in investing activities of $8.3 million for the nine months ended September 30, 2025. The change in cash provided by (used in) investing activities was primarily related to maturities partially offset by purchases of short-term investments.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $0.1 million, a decrease of $0.2 million from net cash provided by financing activities of $0.1 million for the nine months ended September 30, 2025. The change in cash provided by (used in) financing activities was primarily related to an increase in repurchases of common stock related to net share settlement, partially offset by the absence of cash paid for acquisitions in 2026.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The EU GDPR and UK GDPR are wide-ranging in scope and impose numerous requirements, including requiring that consent of individuals to whom the personal information relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that appropriate safeguards are implemented to protect the security and confidentiality of personal information, creating mandatory data breach notification requirements in certain circumstances and requiring that certain measures (including contractual requirements) are put in place when engaging third-party data processors. The EU GDPR and UK GDPR, each permit data protection authorities to impose large penalties for violations of the regulations, including potential fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR and UK GDPR also provide individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction and objection and confer a private rights of action on data subjects and consumer associations to lodge complaints with supervisory authorities (including group actions), seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR and UK GDPR. The EU GDPR requirements may apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
Moreover, in the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted data laws requiring data to be localized or limiting the transfer of personal information to other countries. For example, the EU GDPR generally restricts the transfer of personal information to countries outside the European Economic Area, or EEA, absent certain safeguards. Laws in Switzerland and the UK similarly restrict personal information transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of protection for personal information. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
Our information technology systems and those of third parties with whom we work are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication, electrical failures and security incidents. Cyberattacks and other malicious internet-based activity continue to increase and are increasingly difficult to detect, respond to and mitigate. Other evolving threats to our information systems and data include, but are not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, infrastructure failures, operational errors resulting in breaches of service level agreements, and attacks or vulnerabilities enhanced or enabled by artificial intelligence. In addition to traditional computer “hackers,” threat actors, internal personnel, sophisticated nation-state and nation-state supported actors and organized criminals now engage in attacks. We have and may in the future experience a security incident or significant vulnerability, including without limitation, those resulting from acts, errors or omissions of our personnel (including those caused by our, or our vendors’, employees or contractors), including inadvertent storage or disclosure of personal information, our confidential information, or our customers’ confidential information, or coding errors, defects and bugs, accidentally providing a customer with access to or copies of another customer’s confidential information, or unauthorized exfiltration of customer data generally. Ransomware and cyber extortion attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, leaks and public disclosures of sensitive information, extortion of our customers, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Additionally, our employees are routinely working remotely, which may pose additional data security risks to our information technology systems and data, as more of our employees utilize network connections, computers, and other devices outside our premises or network, including while working at home, while in transit and in public locations.
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
We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, our customers are responsible for configuring multi-factor authentication on their accounts. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and future revenue may be adversely impacted.
If we, or the third parties with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, which could include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; breach of our customer contracts, restrictions on processing information (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; loss of customers; monetary fund diversions; diversion of management attention; restrictions on our ability to engage with new customers; interruptions in or the cessation of our operations (including availability of data); financial loss; competitive disadvantage; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. We could be required to fundamentally change our business activities and practices or modify our product offerings and/or platform capabilities, which could have an adverse effect on our business. Additionally, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages and in some cases our customer agreements do not limit our remediation costs or liability with respect to data breaches. Although we maintain cybersecurity insurance, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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
We have incorporated artificial intelligence, or AI, including generative artificial intelligence features into our product offerings and services as well as our internal operations. The incorporation of AI technologies has the potential to result in adverse effects to our financial condition, results or reputation. The use of AI technologies and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. AI features may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development and maintenance of the technology used, and our customers’ reluctance or failure to adopt or implement our new products and features as intended.
Further, the rapid rise in AI technologies, both our use of AI technologies, including agentic AI, and the use or deployment of such technologies by third parties, may expose us to significant cybersecurity, operational, legal, and reputational risks. For example, agentic AI systems can act with varying degrees of autonomy, interact with networks, applications, data repositories, and external tools, and initiate or execute actions at a speed and scale that may exceed the effectiveness of existing human oversight and security controls. Threat actors may use AI technologies to identify and exploit vulnerabilities, automate phishing and social-engineering campaigns, develop or deploy malicious code, evade detection, impersonate personnel or customers, and conduct other attacks against our networks, systems, employees, vendors, and customers or otherwise cause cybersecurity incidents for us, third parties with whom we work or upon whom we rely, or our customers. These or similar activities may also be initiated or carried out autonomously by agentic AI systems deployed by third parties, including without direct human instruction or oversight. In addition, our internal use of AI solutions developed by third parties or created by us could result in unauthorized access, excessive permissions, inaccurate or unintended actions, insecure integrations, data leakage, corruption or loss of data, disruption of operations, or exposure of confidential, proprietary, personal, and customer information, or other cybersecurity incidents, including as a result of defects, compromised models or vendors, manipulated inputs, inadequate safeguards, or failures in monitoring and governance. Employees, contractors, or other personnel also may use unauthorized or unapproved AI tools, agents, models, plug-ins, or services—often referred to as “shadow AI”—that may bypass or operate outside of our security, privacy, procurement, record-retention, or risk-management controls, which could introduce vulnerabilities into our environment or cause sensitive information to be disclosed to, retained by, or used to train third-party systems. We may be unable to detect, prevent, or remediate these risks in a timely manner, and our third-party providers may not maintain adequate security or may experience incidents or adverse consequences outside our control. Any actual or perceived compromise, misuse, failure, or unintended consequence involving AI technologies could disrupt our operations, damage our networks or systems, result in the loss or unauthorized disclosure of customer data, expose us to regulatory investigations, litigation, contractual liability, remediation costs, and other financial losses, and harm our reputation and customer trust, any of which could adversely affect our business, financial condition, and results of operations.
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
In addition to these cybersecurity and operational risks, our use of AI technologies exposes us to privacy and other regulatory risks. Our employees and other personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in connection with these technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI technologies. Our use of these technologies could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

The development and use of AI technologies are subject to privacy, data protection and information security laws, as well as increasing regulation and scrutiny, which may further complicate our management of the privacy and security risks described above. For example, the autonomous nature of agentic AI may present challenges in aligning with current AI governance, including testing protocols, and increase risk that agents may learn to circumvent guardrails. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
We have experienced substantial growth in our business, including significant growth in headcount, our number of customers, usage, and amount of data delivered across our product offerings, since inception. You should not rely on the revenue or other business-related growth reflected by any prior quarterly or annual period as an indication of our future performance. Although our revenues have increased year over year, our rate of revenue growth has declined from prior periods and our quarterly revenue within individual product offerings has fluctuated. Our revenue growth rate may continue to decline, and our revenue may decline, in the future as a result of a variety of factors, including the maturation of our business, increased competition, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, changes to technology, a decrease or periodic fluctuations in the growth of our overall market, changes in the volume of legal matters and other organizational changes affecting our customer base and resulting in litigation, or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of factors, including our ability to:
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
The rapid growth we have experienced in our business places significant demands on our operational infrastructure. As usage of our product offerings grows and our operational needs change, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications, including open source software. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could lead to impaired system performance and reduced customer satisfaction, resulting in decreased sales to customers, lower dollar-based net retention rates, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.
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
Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and to have them increase their usage of our product offerings. If our customers do not increase their usage of our product offerings, our revenue may decline and our results of operations may be harmed. Most of our customers do not have long-term contractual financial commitments to us and, therefore, may reduce or cease their use of our product offerings at any time. Customers may terminate or reduce their use of our product offerings for any number of reasons, including the settlement or other resolution of legal matters, reductions in the volume of major legal matters experienced, including as a result of reduced levels of enforcement by certain federal agencies under President Trump, delays in the advancement of ongoing litigation in the federal courts as a result of past or future shutdowns of the U.S. government, customer budget constraints, customer satisfaction or negative perceptions as to the reliability of our product offerings relative to traditional methods of performing legal services, changes in our customers’ underlying businesses and financial conditions, pricing changes, legal industry trends away from litigation toward alternative forms of dispute resolution, negative media or industry or financial analyst commentary regarding us or our product offerings, changes in personnel, competitive conditions and general economic conditions. The loss of customers or reductions in their usage of our product offerings may each have a negative impact on our business, results of operations and financial condition. In addition, even if our customers expand their usage of our product offerings, we cannot guarantee that they will maintain those usage levels for any meaningful period of time.
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
We generally charge our customers for their usage of our product offerings across a variety of dimensions of usage. We do not know whether our current or potential customers or the market in general will continue to accept this pricing model going forward, including in connection with our changes to our pricing model, and, if it fails to gain acceptance, our business could be harmed. In addition, we have changed our pricing model in the past and expect that we may need to change it in the future. As the market for our product offerings matures and technology changes and improves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our customers and negatively impact our overall revenue. Moreover, frequent or significant users of our product offerings may demand substantial price concessions. This risk may be further exacerbated as we focus on attracting and retaining customers with significant annual ediscovery spend, large practice teams, and practices in legal areas with significant ediscovery needs. As a result, in the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position and cash flow.
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
Once our product offerings are deployed, our customers sometimes request consulting and training to assist them in integrating our product offerings into their business and rely on our customer support personnel to resolve issues and realize the full benefits that our product offerings provide. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers with a cloud platform such as ours and maintaining the same. If we are unable to provide sufficient high-quality consulting, training, integration and maintenance resources, our customers may not effectively integrate our product offerings into their business or realize sufficient business value from our product offerings to justify further usage, which could impact our future financial performance. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the nature, scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for support and professional services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality support services for our customers, would harm our business.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally, particularly in India and the United Kingdom, respectively. For the three and nine months ended September 30, 2026, the percentage of revenue generated from customers outside the United States was 12% of our total revenue. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. In connection with such expansion, we may face difficulties, including costs associated with expansion, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycle difficulties in collecting accounts receivable in some countries, increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions, different technical standards, existing or future regulatory and certification requirements and required features and functionality, political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. In addition, our product offerings have been developed with a focus on the practice of law in the United States and the rules and regulations applicable domestically in the United States and we may be required to expend substantial time and resources to update our product offerings or develop new applications to address alternative systems of legal resolution in other jurisdictions. Furthermore, in certain jurisdictions in which we seek to enter, the rules and regulations governing the practice of law and ediscovery may impose additional obligations or restrictions on our operations. Failure to overcome any of these difficulties could harm our business.
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
The imposition of substantial tariffs and other restrictive trade policies by the U.S. government has created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships.
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
As of September 30, 2026, we had 16 granted U.S. patents and 24 pending U.S. patent applications related to our platform and its technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims. Any patents that issue from any patent applications may not give us the protection that we seek or may be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be valid and enforceable in actions against alleged infringers. Any patents we have obtained or may obtain in the future may be found to be invalid or unenforceable in light of recent and future changes in the law, or because of technology developed prior to the inventions we have sought to patent or because of defects in our patent prosecution process.
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
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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
In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs to offset post-

change taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). Furthermore, our ability to utilize NOL carryforwards of companies that we may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize a material portion of our NOL carryforwards, even if we were to achieve profitability.
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
Based on the number of shares outstanding as of September 30, 2026, our officers, directors and their associated investment funds collectively beneficially owned a significant proportion of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our common stock.

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
In addition, there were 0.2 million shares of common stock issuable upon the exercise of options and 7.0 million shares of common stock issuable upon the vesting and settlement of restricted stock units and performance-based restricted stock units outstanding as of September 30, 2026. We have registered all of the shares of common stock issuable upon the exercise of outstanding options or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised.

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
None.
(b) Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On October 29, 2026, we committed to a plan to restructure our workforce by 15 employees, representing approximately 3% of our current global workforce (the “Plan”). The Plan is intended to reallocate capital toward strategic growth initiatives.
We estimate that we will incur charges of approximately $1.4 million to $1.8 million in connection with the Plan, consisting of cash expenditures primarily for employee severance and other termination benefits.
We expect that the majority of these charges will be incurred in the fourth quarter of 2026. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions. Actual expenses may differ from such estimates.

Item 6. Exhibits
The following exhibits are included herein or incorporated herein by reference:

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40624	3.1	July 23, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-40624	3.2	February 24, 2023
10.1*	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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

CS DISCO, INC.

November 4, 2026	By:	/s/ Eric Friedrichsen
	Name:	Eric Friedrichsen
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 4, 2026	By:	/s/ Aaron Barfoot
	Name:	Aaron Barfoot
	Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)